Form 10-K
period 1993-12-25
SCOTT PAPER CO
filed 1994-03-23
CIK 87949

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
 For the Fiscal Year Ended December 25,      Commission File Number 1-2300
                  1993

                              SCOTT PAPER COMPANY

       A Pennsylvania Corporation         IRS Employer Identification No. 23-
                                                        1065080

                                  Scott Plaza
                     Philadelphia, Pennsylvania 19113-1585
                            Telephone (610) 522-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                      ON WHICH REGISTERED
- -------------------------------- ----------------------------------------------
Cumulative Senior Preferred
 Shares (without par value)
 Series designated $3.40 Cumula-
  tive Senior Preferred Shares.. Philadelphia Stock Exchange
 Series designated $4.00 Cumula-
  tive Senior Preferred Shares.. Philadelphia Stock Exchange
Common Shares (without par val-  New York Stock Exchange; Philadelphia Stock
 ue)............................  Exchange; Pacific Stock Exchange
8 7/8% Sinking Fund Debentures
 Due 2000....................... New York Stock Exchange

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING:
$3,328,335,000 AT THE CLOSE OF BUSINESS ON FEBRUARY 18, 1994.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 74,229,280 COMMON SHARES OUTSTANDING AS OF FEBRUARY 18, 1994.

DOCUMENTS INCORPORATED BY REFERENCE: (1) THE COMPANY'S 1993 ANNUAL REPORT TO SHAREHOLDERS INCORPORATED PARTIALLY IN PARTS I AND II HEREOF AND (2) THE COMPANY'S PROXY STATEMENT DATED MARCH 11, 1994, INCORPORATED PARTIALLY IN PART III HEREOF.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Scott Paper Company continues a business established in 1879. It was incorporated in Pennsylvania in 1922 as the successor to a company of the same name incorporated in Pennsylvania in 1905. Its executive offices are located at Scott Plaza, Philadelphia, Pennsylvania 19113-1585 (tel. 610/522-5000). As used herein, the terms "Scott" and "Company" refer to Scott Paper Company and its consolidated domestic and international subsidiaries unless the context otherwise indicates. Information contained herein is for 1993 or as of December 25, 1993, except as otherwise specified.

  The Company's business consists of:

    (1) worldwide personal care and cleaning, which includes products (primarily tissue products) for personal care, environmental cleaning and wiping, health care and foodservice, manufactured and marketed by the Company and its unconsolidated international affiliates; and

    (2) printing and publishing papers, which principally consist of coated papers and include uncoated and specialty papers.

  Pages 34 and 35 of the Company's 1993 Annual Report to Shareholders show, for 1993, 1992 and 1991, the sales, income before taxes, identifiable assets, capital expenditures and depreciation and cost of timber harvested of the two segments which comprise the Company's consolidated operations and show the sales, income before taxes, and identifiable assets of these operations by geographic area. The discussions under the heading "Printing and Publishing Papers" on pages 14 and 17 of the Company's 1993 Annual Report to Shareholders show the sales by product class of this segment for 1993, 1992 and 1991. These pages are incorporated herein by reference.

PRODUCTIVITY IMPROVEMENT ACTIONS

  In January 1994 the Company announced significant actions in support of its ongoing productivity improvement efforts, including plans to reduce the number of persons employed by the Company and its unconsolidated international affiliates, approximately 33,000 persons, by about 8,300. See "Employees" below. As a part of these actions, the Company will realign and shut down some older and inefficient tissue producing and converting assets in the United States and Europe, as well as consolidate and simplify S.D. Warren Company's coated paper business. In addition, the Company's Mexican affiliate is restructuring its operations. See the Management's Discussion and Analysis incorporated by reference in Item 7.

WORLDWIDE PERSONAL CARE AND CLEANING

  The Company's personal care and cleaning business, including the Company's unconsolidated international affiliates, is the world's largest manufacturer of sanitary tissue paper products.

  Page 26 of the Company's 1993 Annual Report to Shareholders contains information on those unconsolidated international affiliates which are reported on the equity method, including the combined sales, assets and net income
(loss), and Scott's share of the net income (loss), of such affiliates. This page is incorporated herein by reference.

  OPERATIONS IN THE AMERICAS

  Scott's U.S. personal care and cleaning operations manufacture and market products for personal care, environmental cleaning and wiping, health care and foodservice. The principal consumer and away-from-home products marketed in the United States are listed in the following table:

                               CONSUMER PRODUCTS



BATHROOM TISSUE
- ---------------

Cottonelle, Family Scott, ScotTissue, Waldorf


DISPOSABLE TOWELS
- -----------------

Job Squad, ScotTowels, Viva


FACIAL TISSUE
- -------------

Scotties, Scotties Accents


BABY WIPES
- ----------

Baby Fresh, Wash a-bye Baby


PREMOISTENED CLEANSING CLOTHS
- -----------------------------

Sofkins, KidFresh


TABLETOP PRODUCTS
- -----------------

Scott, Viva and Viva Accents
napkins; Viva Designer Collection
tabletop ensembles, including
napkins, table covers, plates,
plastic cutlery and cups


"DO-IT-YOURSELF" PRODUCTS
- -------------------------

Shop Towels on a Roll; Rags in a Box;
Gotcha Covered drop cloths; Ultra
Scrub cloths


                            AWAY-FROM-HOME PRODUCTS
                            -----------------------
PERSONAL CARE PRODUCTS
- -----------------------

Bathroom Tissue--Cottonelle, Scott
 Select, ScotTissue, Soft-Weve,
 Soft Blend, Waldorf, JRT and JRT,
 Jr. jumbo roll tissue
Facial Tissue--Scotties, Scotties
 Accents
Folded Towels--Scottfold, Scott
 Select
Roll Towels--Scott Select, Sequel
Perforated Roll Towels--ScotTowels,
 Premiere
Soap Dispensing Systems--EuroBath,
 Sani-Fresh, Sani-Tuff, SureTouch
Toilet Seat Covers--P.S. Personal
 Seats
  Industrial Garments--Durafab


ENVIRONMENTAL CLEANING AND WIPING PRODUCTS
- ------------------------------------------

Critical Task Wipers--Micro-Wipes,
 Precision Wipes, Scottpure, Soft-
 cote
General Purpose Light Duty Wipers--
 Utility Wipes, Sturdi-Wipes,
 EconoMizer
General Purpose Medium Duty
 Wipers--WypAll, WypAll Plus, Grab-
 a-Rag
General Purpose Heavy Duty Wipers--
 Scottcloth, Shop and Service
 Towels, Autoshop Towels
Custom Wipers--Sani-Prep dairy
 towels, Dri-Tones windshield
 towels, Professional Towel, Dry-Up
 bath towels, Scottcloth and
 Heftlon foodservice towels
Special Task Systems--Sani-Qwik
 toilet bowl cleaning system,
 Cleanworks modular dispensing
 system, WetTask system


FOODSERVICE PRODUCTS
- --------------------

Cellutex, Craftmaster, Mealmates,
Scottex and Softees and other
napkins; Hoffmaster placemats, tray
covers, table covers; American
doilies, portion products, fluted
containers; Cater Cloth table
covers and napkins


FIXTURES
- --------

Dispensers for bathroom tissue,
towels, facial tissue, napkins,
toilet seat covers, cups, wiping
products and soaps


  The Company's consumer products are marketed principally through supermarkets, drug stores, warehouse clubs, convenience stores and mass merchandisers. The principal methods of competition in consumer sanitary paper markets include product quality, price, design, packaging, advertising and promotion. ScotTissue bathroom tissue, ScotTowels paper towels, Scotties facial tissue, Scott napkins and Wash a-bye Baby baby wipes are the Company's principal brands in the value segment of the consumer market. In the premium segment of the consumer market, Scott's principal brands include Cottonelle bathroom tissue, Job Squad and Viva disposable towels and Baby Fresh baby wipes. In addition, the Company sells a modest amount of private label bathroom tissue, towels and facial tissue in certain areas of the country, and sells a "Do-It-Yourself" line of disposable auto care and home maintenance products.

  The Company's away-from-home products and product systems are sold through a selective distribution network primarily to manufacturing, lodging, office building, foodservice and health care establishments and high volume public facilities. The away-from-home market has generally grown more rapidly than the consumer market for sanitary paper products, and is expected to continue to do so. Competition in away-from-home markets is primarily on the basis of price, product utility, product quality and service. The Company's away-from-home business continues to aggressively pursue its strategy of meeting the needs of key end-user markets with distinctive products and product systems.

  The Company is a leading U.S. producer of disposable towels, bathroom tissue, baby wipes, consumer napkins, away-from-home cloth-replacement wipers and away-from-home product systems. In the sale of all of its principal products, the Company faces strong competition from other manufacturers, some of which are substantially larger and more diversified than the Company. The Company's principal competitive strengths are believed to include the Scott name and reputation for quality and value, strong market positions, strong sales forces and capabilities in managing the sale of products through distributor organizations, innovative away-from-home product systems and services and the Company's natural resources asset base. However, the Company continues to have high labor density at numerous sites, and several of its production facilities have relatively complex process flows and older equipment. The actions described above under "Productivity Improvement Actions" are designed to reduce labor density and streamline and simplify the Company's operations. See the "Trends" section of the Management's Discussion and Analysis incorporated by reference in Item 7.

  Scott Health Care, a 50% joint venture between the Company and Molnlycke AB, a Swedish company, manufactures and markets Promise adult incontinence products and a chronic wound care system to nursing homes, home health care dealers and hospitals in the United States and Canada.

  In February 1994, the Company divested its polystyrene bead operations, which manufacture expandable polystyrene beads and crystal and modified polystyrene beads for sale to third parties.

  The Company's personal care and cleaning business in the Americas outside the United States is conducted by the consolidated subsidiaries in Costa Rica and Honduras, and the unconsolidated affiliates in Canada and Mexico, which, together with Scott's direct or indirect ownership interest therein, are listed below.

  CANADA -- Scott Paper Limited (50% owned)

  COSTA RICA -- Scott Paper Company de Costa Rica, S.A. (51% owned)

  HONDURAS -- Scott Paper Company-Honduras, S.A. de C.V.(/1/)

  MEXICO -- Compania Industrial de San Cristobal, S.A. (48.8% owned)(/2/)
- --------
(/1/) This subsidiary is 100% owned by Scott Paper Company de Costa Rica, S.A. (/2/) An additional 3.1% of this affiliate is owned by a 40%-owned Mexican affiliate of the Company.

  Scott Paper Limited manufactures and markets consumer and away-from-home sanitary paper products and systems similar to those marketed by the Company in the U.S., including Cottonelle, Purex and White Swan bathroom tissue, ScotTowels, Viva and White Swan disposable towels, Scotties and White Swan facial tissue and Scott Family napkins, and markets Baby Fresh baby wipes. Scott Paper Limited is the largest producer of sanitary tissue products in Canada.

  Compania Industrial de San Cristobal, S.A., through its subsidiaries and affiliates, manufactures and markets consumer sanitary tissue products, including Petalo bathroom tissue, towels and napkins, Confort and Saba sanitary protection products and Baby Fresh baby wipes, as well as away-from-home sanitary paper and cleaning products and systems. This affiliate also produces coated and uncoated printing and writing papers for the Mexican market. The Costa Rican subsidiary and its subsidiary in Honduras produce consumer sanitary tissue products, principally Natural bathroom tissue for Central American and Caribbean markets.

  EUROPEAN OPERATIONS

  Scott's European personal care and cleaning business is conducted by the following consolidated subsidiaries and in certain cases by their wholly-owned subsidiaries, all of which are wholly-owned directly or indirectly by Scott unless otherwise noted.

  BELGIUM -- Scott Continental N.V., Scott Paper International Trade Venture
   (Europe) B.V.

  FRANCE -- Scott S.N.C.

  GERMANY -- Scott Paper GmbH, Scott GmbH

  ITALY -- Scott S.p.A.

  THE NETHERLANDS -- Scott Page N.V.

  PORTUGAL -- Scott Paper Portugal Lda.

  SPAIN -- Scott Iberica, S.A. (99.7% owned)

  UNITED KINGDOM -- Scott Limited, Cross Paperware Limited

  The Company's European subsidiaries generally market sanitary tissue products in their own countries, and the products are manufactured either by the same subsidiaries or by others under arrangements designed to optimize use of the Company's manufacturing facilities across Europe. The Company's principal consumer products which are marketed in several European countries include Scottex bathroom tissue, disposable towels, napkins and facial tissue, Baby Fresh baby wipes and Cotonelle bathroom tissue and facial tissue. Similar products are sold under the Andrex trademark in the United Kingdom, the Le Trefle trademark in France, the Cel trademark in Spain, the Servus and Pro Natur trademarks in Germany and the Page and Popla trademarks in the Netherlands and Belgium. The Company's away-from-home products and product systems are also sold in several European countries.

  The Company's European subsidiaries, which face competition from several multi-national and regional companies, together constitute the largest marketers of sanitary tissue products in the European Union. The subsidiaries in Belgium, Italy, The Netherlands, Spain and the United Kingdom are the largest marketers of sanitary tissue products in their respective countries; those in France and Portugal are the second largest; and the German subsidiary is one of the four largest. The Company's principal competitive strengths in Europe generally include strong market positions, brand names common to several countries, certain manufacturing technologies and an increasingly integrated management and manufacturing system. However, the Company faces the challenges of implementing its market growth strategies and lowering its costs and, in particular, its labor density at several sites. See Item 7.

  PACIFIC OPERATIONS

  The Company's personal care and cleaning business in the Pacific region is conducted by the consolidated subsidiaries in Hong Kong, Japan, Malaysia, Singapore, Taiwan and Thailand and the unconsolidated affiliate in Korea listed below. Scott's direct or indirect ownership interest is 100% unless otherwise noted.

  HONG KONG -- Scott Paper (Hong Kong) Limited

  JAPAN -- Scott Japan Limited

  KOREA -- Ssangyong Paper Co., Ltd. (23.8% owned)

  MALAYSIA -- Scott Paper (Malaysia) Sdn. Bhd.

  SINGAPORE -- Scott Paper (Singapore) Pte. Ltd.

  TAIWAN -- Taiwan Scott Paper Corporation (66.7% owned)

  THAILAND -- Scott Trading Limited; Thai-Scott Paper Company Limited (99.6% owned)

  The Company's Pacific subsidiaries and affiliates generally market sanitary tissue products in their own countries, and the products are manufactured either by the same subsidiaries or by other Company operations. The consumer products sold in this region include bathroom tissue, disposable towels, napkins, facial tissue and baby wipes under a variety of trademarks, including Scott, Scottex, Cottonelle, Baby Fresh, Sujay (in Taiwan) and Andrex and Purex (in Hong Kong). In 1993 the Company began moving toward common branding of its products sold in this region. The Company's away-from-home products and product systems are also sold in several countries in this region.

  The subsidiaries in Malaysia, Singapore, Taiwan and Thailand are the largest marketers of sanitary tissue products in their respective countries. Sanitary tissue markets in this region are growing more rapidly than in the United States and Europe.

  GENERAL

  The Company generally maintains sanitary paper products inventories to meet the delivery requirements of its customers, and in most cases the backlog of customer orders is not significant in relation to sales. The Company has patents and patent applications which cover some of its sanitary paper products or the processes or equipment used in manufacturing them. The Company believes that the most significant of these patents and patent applications relate to certain processes for manufacturing its higher quality products and pulp. The trademarks for all major products are federally registered. The Company believes that such trademarks, as a whole, are material to its business.

PRINTING AND PUBLISHING PAPERS

  S. D. Warren Company, a wholly-owned subsidiary of the Company, manufactures commercial printing, publishing and specialty papers. Its principal products are high quality coated printing papers used for print advertising, annual reports, specialty magazines, catalogs and other printed communications; uncoated printing papers of various grades and qualities used for a wide range of printing purposes; coated and uncoated publishing papers used for textbooks, illustrated books and trade books; and specialty products, including pressure sensitive base material sold to EDP label manufacturers and an extensive line of flat and embossed release papers used in the production of man-made leather and other synthetic materials which are sold worldwide.

  The subsidiary's printing and publishing papers are distributed mainly through selected independent wholesale paper distributors throughout the United States. Its specialty papers are for the most part sold directly to converters. The subsidiary does not maintain significant finished goods inventories and the backlog of customer orders is not significant in relation to sales.

  The subsidiary competes in several markets against a large number of companies which vary substantially in size. It is one of the largest U.S. producers of high quality coated papers, release papers and pressure sensitive base material. In the subsidiary's markets the principal methods of competition generally include price, product quality and customer service. In many of these markets the subsidiary is believed to be helped by the Warren name and reputation, its coated paper manufacturing technology, strong market positions and a strong sales force with the ability to market products through selective distribution.

  The Company and the subsidiary have patents and patent applications covering some of the subsidiary's products or the processes or equipment used in manufacturing them. Most of these patents or patent applications relate to release papers, paper coating and finishing methods. The trademarks for all of the subsidiary's major products are federally registered. The Company does not view such trademarks, except Warren and Somerset, as material to the subsidiary's business due to the nature of the markets in which its products are sold.

  The S. D. Warren International Division of Scott Continental is a specialty papers business which sells electrophotographic offset masters, other reprographic products and release papers manufactured in the United States.

SUPPLY OF RAW MATERIAL

  The Company's paper products are manufactured principally from wood pulp. The pulp mills and recycled fiber facilities of the Company's consolidated North American operations produce approximately 85% of the amount of pulp used by its U.S. paper manufacturing operations, and the pulp mills and recycled fiber facilities of the Company's consolidated international subsidiaries produce somewhat less than one-half of the pulp used in their operations. The Company's unconsolidated affiliates in Canada and Mexico produce approximately one-half of their own pulp. Recycled fiber provides approximately 20% to 25% of the pulp used by the Company's consolidated personal care and cleaning manufacturing operations.

  Market pulp is a commodity product available from a large number of suppliers around the world. The Company purchases pulp at market-related prices from numerous suppliers under contracts which generally extend automatically unless terminated by either party. In addition, the Company has entered into long term contracts with Millar Western Pulp Limited of Canada and an affiliate of Millar Western to purchase approximately 210,000 metric tons per year of chemi-thermomechanical pulp. The Company owns 20% of Forestal e Industrial Santa Fe, S.A., which owns and operates a 240,000 metric ton per year eucalyptus pulp mill in Chile. Under a long term contract with this company, Scott is entitled to purchase up to 80% of the pulp mill's output and is required to purchase at least 40% of the output. Each of these long term contracts provides for pricing which tends to reduce the effect of pulp market fluctuations on the Company.

  The Company's annual harvest of pulpwood from its U.S. and Nova Scotia timberlands, which constitutes approximately 60% of the total annual harvest from such timberlands, equals approximately 30% of the pulp manufacturing requirements of the consolidated North American operations. Substantially all of the remainder of the timber harvest is sold as logs in international and U.S. markets. The estimated annual growth of such timber, in the aggregate, exceeds the annual harvest. The Company is continually implementing programs to enhance growth rates on its land. Standing timber is subject to various hazards, including forest fires, windstorms and various types of infestations. The Company employs active salvage and forest management programs to minimize their economic impact. Subject to these hazards, it is believed that the timber available from the Company's own resources, plus purchases of wood and wood chips in the open market, should provide its pulp mills with an adequate supply of raw materials for the foreseeable future. None of the Company's consolidated international subsidiaries has significant timberlands.

ENERGY SOURCES

  The Company's consolidated North American pulp and paper operations generate approximately 75% of their energy requirements by burning spent pulping liquor, process wastes, biomass and wood residuals (including purchased biomass and wood residuals) and anthracite culm and from their own hydroelectric plants. The remaining 25% of such energy requirements is provided by purchased coal, oil, natural gas and electricity. Several facilities have the capacity to alternate between oil and natural gas to take advantage of differences in their relative prices and availability. In addition, several U.S. facilities generate electricity for their own use and for sale to electric utilities. Substantially all of the energy requirements of the Company's consolidated international subsidiaries are provided by purchased electricity, natural gas and oil.

RESEARCH AND DEVELOPMENT

  The Company's research and development programs are principally conducted at the facilities located at Philadelphia, Pennsylvania and Westbrook, Maine. During 1993, 1992 and 1991, the Company expended approximately $62.3 million, $61.2 million and $64.4 million, respectively, for research and development activities. The personal care and cleaning business' programs, some of which are conducted jointly with other organizations, support the development of new and improved products and product systems and the supporting packaging, converting, process control, and paper web process development; chemical, high-yield and recycled pulp processes; and the transmission of the results of these programs among the Company and its consolidated subsidiaries and unconsolidated affiliates. S. D. Warren conducts research in fiber optimization and paper making, coating and finishing. These programs also support the Company's ongoing efforts to reduce costs and to ensure employee safety, product safety and environmental protection.

EMPLOYEES

  As of December 25, 1993, the Company employed approximately 25,900 persons and its unconsolidated affiliates in Canada and Mexico employed approximately 6,600 persons. Of the 15,700 persons employed in the consolidated North American operations, approximately 8,900 are hourly paid employees represented by collective bargaining units affiliated with regional, national or international unions. Of these union employees, approximately 28%, 41% and 31% are members of collective bargaining units whose agreements with the Company expire in

1994, 1997 and 1998, respectively. Of the 10,200 persons employed by the Company's consolidated international subsidiaries, a significant proportion of the manufacturing employees are represented by labor unions.

  As noted in "Productivity Improvement Actions" on page 2, the Company intends to reduce the number of persons employed by it and its unconsolidated subsidiaries by approximately 8,300. Of these, 3,800 are employed in the United States, 2,600 are employed by the Company's consolidated international subsidiaries and 1,900 are employed by the Company's Mexican affiliate. See the "Trends" section of the Management's Discussion and Analysis incorporated by reference in Item 7.

ENVIRONMENTAL MATTERS

  The paper industry is subject to a wide variety of laws relating to the environment in the countries in which the Company operates. The Company believes it is currently in substantial compliance with these laws in all of its U.S. operations and in substantially all of its operations outside the United States.

  The Company and other manufacturers of pulp in the United States face proposed regulations imposing stringent limits on chlorinated organics, including dioxin and chloroform, which arise from the process of manufacturing bleached pulp. In late 1993, the Environmental Protection Agency (EPA) released its proposed regulations, which also include limitations on other discharges and emissions. After evaluation of these proposed regulations, the Company believes that the additional capital expenditures required to comply with them at its existing sites would be between $250 million and $300 million in the 1996-1998 period. These estimates could change further depending on several factors, including additional evaluation of the proposed regulations, changes in the proposed regulations, new developments in control and process technology, and inflation. It is also possible that limitations contained in permits currently being appealed by the Company and laws or regulations which may be adopted by states where Scott pulp mills are located could cause an acceleration of these expenditures (see the following paragraph and Item 3).

  The State of Maine has enacted legislation limiting effluent color arising from the manufacture of pulp beginning in late 1996 or, if certain events occur, 1998. Compliance with this legislation would probably involve most of the same steps which are expected to be required by EPA, as described above. S.D. Warren Company has received NPDES permits from EPA which would limit dioxin discharges from its Skowhegan, Maine and Westbrook, Maine mills to less than the level of detectability. The Company understands that the New England region of EPA has issued similar permits to certain other pulp manufacturers. The Company is vigorously pursuing efforts to have the limits for these Company facilities revised. See Item 3. If such limits are not revised, these facilities could be placed at a competitive disadvantage compared to other pulp and paper manufacturers.

  In 1993, the Company's capital spending for environmental improvements to existing facilities was approximately $25 million. It is currently estimated that the capital spending necessary for such improvements will be approximately $25 million in 1994 and $40 million in 1995, excluding any expenditures that may be required by the matters discussed in the second and third paragraphs above. These amounts do not include the environmental portion of capital expenditures on new projects. Actual expenditures may vary from these dollar estimates due to inflation, additional changes in regulatory requirements or new developments in control technology. As is the case with other companies, capital expenditures on environmental improvements are in addition to the Company's normal expenditures for maintenance and replacement of its plant, and generally result in increased operating costs.

  The Company believes that its environmental improvement costs are of the same general magnitude as those of comparable pulp and paper companies. Except as noted in the third paragraph of this section, the more significant environmental regulations appear to be applied more or less uniformly throughout the industry. Assuming that such regulations are applied uniformly in the future, the Company believes that its environmental improvement costs will not have a material adverse impact on its relative competitive position.

  See Item 3 for a description of litigation with respect to environmental matters.

CAPITAL EXPENDITURES

  The Company's capital expenditures (excluding acquisitions and equity investments in unconsolidated international affiliates) during the past five years were as follows:

             YEAR                               AMOUNT
             ----                            -------------
                                             (IN MILLIONS)
             1989...........................   $  776.9
             1990...........................      814.8
             1991...........................      314.6
             1992...........................      329.7
             1993...........................      457.8
                                               --------
               Total........................   $2,693.8
                                               ========

  The Company expects to spend a total of $800 to $900 million on capital projects during the 1994-1995 period. These projects include: approximately $200 million of spending related to the Company's productivity improvement program; the continuation of four projects underway--a converting and distribution facility for S.D. Warren in Allentown, Pennsylvania, modernization of the pulp mill in Mobile, Alabama, capacity expansion for the wet wipes business in Dover, Delaware and continued construction of a state-of-the-art tissue paper mill in Owensboro, Kentucky; and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally generated funds.

ITEM 2. PROPERTIES

  The location of the manufacturing facilities of the Company (including its consolidated subsidiaries) and the types of products produced at each facility are shown below.

  WORLDWIDE PERSONAL CARE AND CLEANING

              AMERICAS
Chester, Pennsylvania--sanitary             Durafab, Inc.
 tissue paper products                       Cleburne, Texas--industrial
                                              garments
Dover, Delaware--wet wipe products           Italy, Texas--industrial garments

Everett, Washington--sanitary               Scott Maritimes Limited
 tissue paper products and pulp              New Glasgow, Nova Scotia--pulp

Ft. Edward, New York--sanitary              Scott Paper Company de Costa Rica,
 tissue paper products                      S.A.
                                             San Jose, Costa Rica--sanitary
Hattiesburg, Mississippi--sanitary            tissue paper products
 tissue paper products
                                            Scott Paper Company-Honduras, S.A.
Marinette, Wisconsin--sanitary              de C. V.
 tissue paper products                       San Pedro, Honduras--sanitary
                                              tissue paper products
Mobile, Alabama--sanitary tissue
 paper products and pulp(/1/)               Scott Polymers, Inc.(/3/)
                                             Fort Worth, Texas (two
Oconto Falls, Wisconsin--sanitary             locations)--polystyrene beads
 tissue paper products                       Saginaw, Texas--polystyrene beads

Oshkosh, Wisconsin--tabletop                Scott Polymers, Ltd.(/3/)
 products                                    Baie d'Urfe, Quebec--polystyrene
                                                beads
Owensboro, Kentucky--sanitary
 tissue paper products

San Antonio, Texas--personal
 cleansing products and systems

Winslow, Maine--sanitary tissue
 paper products(/2/)

               EUROPE

Cross Paperware Limited
 Dunstable, United Kingdom--
   foodservice products

Scott Continental, N.V.
 Duffel, Belgium--sanitary tissue
 paper products

Scott GmbH
 Neunkirchen, Germany--wet wipe
   products

Scott Iberica, S.A.
 Aranguren, Spain--sanitary base paper
 Arceniaga, Spain--sanitary tissue paper products and personal cleansing prod-
   ucts and systems
 Canarias, Canary Islands--sanitary tissue paper products
 Hernani, Spain--sanitary tissue paper products
 Miranda del Ebro, Spain--pulp
 Salamanca, Spain--sanitary tissue paper products

Scott Limited
 Barrow, United Kingdom--sanitary tissue paper products
 Northfleet, United Kingdom--sanitary tissue paper products

Scott Page N.V.
 Gennep, The Netherlands--sanitary tissue paper products

Scott Paper GmbH
 Flensburg, Germany--sanitary tissue paper products
 Dusseldorf-Reisholz, Germany--sanitary tissue paper products

Scott S.N.C.
 Orleans, France--sanitary tissue paper products

Scott S.p.A.
 Alanno, Italy--sanitary tissue paper products
 Romagnano, Italy--sanitary tissue paper  products
 Villanovetta, Italy--sanitary tissue paper products

                                    PACIFIC
Scott Paper (Hong Kong) Limited
 Hong Kong--sanitary tissue paper products(/4/)

Scott Paper (Malaysia) Sdn. Bhd.
 Kluang, Malaysia--sanitary tissue paper products
 Kuala Lumpur, Malaysia--foodservice products

Taiwan Scott Paper Corporation
 Hsin Ying, Taiwan--sanitary tissue paper products(/5/)
 Tayaun, Taiwan--sanitary tissue paper products

Thai-Scott Paper Company Limited
 Samut Prakan, Thailand--sanitary tissue paper products

PRINTING AND PUBLISHING PAPERS
S. D. Warren Company
 Muskegon, Michigan--paper and pulp
 Skowhegan, Maine--paper and pulp
 Westbrook, Maine--paper and pulp(/6/)

Scott Continental, S. D. Warren International Division
 Bornem, Belgium--specialty papers

Mobile, Alabama--paper and pulp(/1/)

- --------
(/1/) Land under this facility is held under two long-term operating leases with options to purchase the land at the end of the respective lease terms. (/2/) The fiber recycling facility at this mill is held under an operating lease expiring in 2008 under which the Company has the option of renewing the lease for terms not exceeding nine additional years or purchasing the facility for its then fair market value.
(/3/) The Company sold these subsidiaries in February 1994.
(/4/) This facility is held under a short-term renewable lease.
(/5/) The land and a portion of this facility are subject to a mortgage.
(/6/) Part of the cogeneration facility at this mill is owned by a party with whom the Company has separate agreements expiring in 2008 to operate the facility and to purchase its output of steam and electricity on a take-or-pay basis. After such period, the Company has the option of renewing these agreements or purchasing the facility for its then fair market value.

  The largest papermaking facilities of the Company (including its consolidated subsidiaries) are located at Chester, Everett, Mobile, Muskegon, Skowhegan and Westbrook. The largest pulp making facilities listed above are located at Everett, Mobile, New Glasgow and Skowhegan. A substantial portion of the Company's corporate headquarters near Philadelphia and certain warehouses are held under long-term capital leases. Various Company plants contain equipment, pollution control facilities and solid waste disposal facilities which have been financed by issuance of industrial revenue bonds and are held by the Company under lease or installment purchase agreements. During 1993 the Company's rate of utilizing its papermaking capacity was approximately 92%.

  The Company's consolidated North American timber resources total approximately 2.8 million acres, including approximately 2.5 million acres owned in fee and approximately 366,000 acres on which the Company has long-term cutting rights or lease or purchase rights. In the United States, such timber resources include approximately 657,000 acres in Alabama and Mississippi, 910,000 acres in Maine, and 3,800 acres in Washington. In Canada, the Company's timber resources include approximately 1,217,000 acres (including long-term cutting rights on 214,000 acres of government lands) in Nova Scotia. The Company has mineral rights pertaining to substantially all of its U.S. timberlands but has no mineral rights pertaining to its Canadian timberlands.

  Scott Paper Limited in Canada operates four manufacturing facilities, Compania Industrial de San Cristobal, S.A. in Mexico operates five manufacturing facilities and Ssangyong Paper Co., Ltd. in Korea operates four manufacturing facilities. Scott Health Care operates two manufacturing facilities in the United States and one in Canada. Forestal e Industrial Santa Fe, S.A. owns a pulp mill in Chile and Forestal y Agricola Monte Aguila, S.A. (of which the Company also owns 20%) owns 120,000 acres of forestland in Chile.

ITEM 3. LEGAL PROCEEDINGS

  The Company and two of its senior officers, Chairman and Chief Executive Officer Philip E. Lippincott and Senior Vice President Ashok N. Bakhru, were defendants in In Re Scott Paper Securities Litigation, a consolidated class action in the U.S. District Court, Eastern District of Pennsylvania on behalf of a class of purchasers of the Company's common shares in 1990. In July 1993, attorneys for the plaintiff class and the defendants entered into a settlement stipulation under which the plaintiffs agreed to dismiss the action with prejudice and stipulated that they were unaware of any evidence that deliberate or intentional wrongdoing was involved, and under which the Company agreed to pay $2,999,999 and its insurance carrier agreed to pay $5 million. In November 1993, the Court issued a final order approving the settlement.

  The Company is a defendant in numerous actions in state and federal courts seeking damages relating to breast implants. The actions allege that the plaintiffs' breast implants were covered by polyurethane foam manufactured by the Company's former Foam Division, which was sold in 1983, and that the foam caused physical or psychological harm to the plaintiffs. In each of these actions the Company is one of several defendants, including the Foam Division's successor and the manufacturers of the implants. The Company believes that only a small percentage of breast implants were covered by polyurethane foam manufactured by the Company's Foam Division prior to its sale. The Company believes that it has meritorious defenses against these claims and intends to conduct a vigorous defense and to seek insurance recovery to the extent provided under its insurance policies, if necessary.

  In June 1990 S. D. Warren Company filed a request for an evidentiary hearing with the Environmental Protection Agency (EPA) challenging EPA's modification of the NPDES permit for the Skowhegan, Maine mill. In January 1994 EPA reissued the permit with additional limitations and the Company again filed a request for an evidentiary hearing. The modifications being challenged include limitations on the discharge of dioxin and absorbable organic halogens (AOX) and related monitoring requirements, as well as limitations on the discharge of conventional pollutants. See "Environmental Matters" on page 8.

  In October 1992 S. D. Warren Company filed a request for an evidentiary hearing with EPA challenging EPA's modification of the NPDES permit for the Westbrook, Maine mill. The modifications being challenged include limitations on water temperature and the discharge of dioxin. While Warren's request has been granted, no hearing has been scheduled. See "Environmental Matters" on page 8.

  The Company is involved in a number of administrative and judicial proceedings under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws. Most of these proceedings involve the cleanup of hazardous substances at commercial landfills which receive waste from many different sources. While joint and several liability is authorized under CERCLA, as a practical matter, liability for CERCLA cleanups is generally allocated among many waste generators. The range of reasonably possible losses in these proceedings, to the extent not already provided for, is not significant.

  In addition, the Company is involved in lawsuits and state and Federal administrative proceedings under the environmental and equal employment opportunity laws, among others. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties.

  Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with counsel, that they will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  This item is inapplicable because no matter was submitted during the fourth quarter of 1993 to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following chart shows, as of March 10, 1994, the names, ages, current positions and areas of responsibility, and the dates applicable to such positions and areas of responsibility, for the Company's executive officers. Previous positions and areas of responsibility over the past five years, where applicable, are included in footnotes for all persons listed.

  There is no "family relationship" between any of these officers or between any such officer and any Director of the Company. Each officer is elected at the regular meeting of the Board of Directors next following the Annual Meeting of Shareholders to serve for one year and until his or her successor is duly elected and qualified.

                                     CURRENT POSITIONS AND        POSITION HELD
          NAME            AGE       AREAS OF RESPONSIBILITY           SINCE
          ----            ---       -----------------------       -------------
Philip E. Lippin-          58 Chairman                            February 1983
cott(/1/)................     Chief Executive Officer             February 1982
                              Director                            February 1978
J. Richard Leaman,         59 Vice Chairman                       April 1991
Jr.(/2/).................      President, S.D. Warren Company     April 1991
                              Director                            October 1986
Clemens S. Andes,          61 Senior Vice President               January 1992
Jr.(/3/).................      Scott Worldwide-Pacific Consumer
                               Business                           January 1992
Ashok N. Bakhru(/4/).....  51 Senior Vice President               April 1985
                               Scott Worldwide-Wet Wipes and      January 1992
                               Health Care Businesses
                               Corporate Development              January 1992
John J. Butler(/5/)......  53 Senior Vice President and Chief
                              Administrative Officer              January 1992
Paolo Forlin.............  57 Senior Vice President               January 1992
                               Scott Worldwide-European
                               Consumer Business                  January 1992
                               Managing Director-Scott S.p.A.     May 1981
Paul N. Schregel(/6/)....  53 Senior Vice President               November 1986
                               Scott Worldwide-Americas Consumer
                               Business                           January 1992
P. Newton White(/7/).....  51 Senior Vice President               April 1991
                               Scott Worldwide--Away-From-Home
                               Business                           January 1992
Basil L. Anderson(/8/)...  48 Vice President, Treasurer and
                              Chief Financial Officer             February 1992
Edward B. Betz...........  59 Vice President and Controller       June 1979
Ellis A. Horwitz(/9/)....  57 Vice President and General Counsel  January 1992
Barbara A. Rice..........  52 Vice President                      February 1988
                               Human Resources                    February 1988
Joseph L.                  53 Vice President                      November 1990
Salvucci(/10/).........        Scott Worldwide-Technology         November 1990

- -------
 (/1/) In November 1993, Mr. Lippincott announced his plan to retire as the Company's Chairman and Chief Executive Officer and as a Director on April 1, 1994. As stated in the Company's Proxy Statement, the relevant pages of which are incorporated in Item 10, upon the request of the Board of Directors, Mr. Lippincott has agreed to stand for election as a Director at the Company's 1994 Annual Meeting of Shareholders and to serve as a Director and as Chairman and Chief Executive Officer until his successor has been duly elected and qualified.
 (/2/) Mr. Leaman served as President of Scott Worldwide since November 1986. (/3/) Mr. Andes served as Managing Director of Scott Limited since January
       1988.
 (/4/) Mr. Bakhru served as the Company's Chief Financial Officer since April
       1985.
 (/5/) Mr. Butler served as Senior Vice President in charge of Scott Worldwide's
       European Operations since January 1989 and as Vice President in charge of Scott Worldwide's Pacific Operations since November 1986.
 (/6/) Mr. Schregel served as Senior Vice President in charge of the Americas
       Region since April 1991 and as Senior Vice President in charge of Scott Worldwide's North American Operations since November 1986.
 (/7/) Mr. White served as Senior Vice President in charge of Scott Worldwide's
       Pacific Operations since April 1991, as Vice President of Scott Worldwide's Pacific Operations since February 1989, and as Vice President in charge of Scott Worldwide's North American Commercial Business since November 1986.
 (/8/) Mr. Anderson served as Vice President since February 1988 and as
       Treasurer since January 1987.
 (/9/) Mr. Horwitz served as Vice President and General Counsel--North American
       Operations since August 1987.
(/10/) Mr. Salvucci served as Division Vice President of Scott Worldwide in charge of papermaking technologies since January 1987.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  See the text under the heading "Stock Exchange Listings" on page 37 of the Company's 1993 Annual Report to Shareholders, the market price and dividend information under the heading "Quarterly Highlights" on page 35 thereof, and the row "Number of common shareholders" on page 36 thereof, which portions of said pages are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  See page 36 of the Company's 1993 Annual Report to Shareholders, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  See the text under the heading "Management's Discussion and Analysis" on pages 13-18 of the Company's 1993 Annual Report to Shareholders and the portions of pages 23 and 24 thereof which are referred to in said "Management's Discussion and Analysis," all of which pages or portions thereof, as the case may be, are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the financial statements on pages 19-35 and the information under "Quarterly Highlights" on page 35 of the Company's 1993 Annual Report to Shareholders, all of which pages or portions thereof, as the case may be, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  This item is inapplicable to the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  For information with respect to the Company's Directors and Director nominees, see the information under the heading "Election of Directors" on pages 3-7 of the Company's Proxy Statement dated March 11, 1994, which pages are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  See pages 8-19 of the Company's Proxy Statement dated March 11, 1994, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  See the information under the headings "Ownership of Shares" on pages 2 and 7-8 of the Company's Proxy Statement dated March 11, 1994, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  This item is inapplicable to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) FINANCIAL STATEMENTS: The financial statements, including the financial statement schedules, are listed in the Index to Financial Statements on page 17 hereof.

  (b) REPORTS ON FORM 8-K: A report on Form 8-K, with disclosure under Item 5, was filed November 29, 1993.

  (c) EXHIBITS:

 NUMBER                               DESCRIPTION
 ------                               -----------
 3(a)   --The Company's Articles, as amended effective April 22, 1987, incorporated by reference to Exhibit 3(a) to the Company's 1989 Annual
         Report on Form 10-K.
 3(b)   --The Company's Bylaws, as amended effective October 19, 1993.
 4(a)   --Rights Agreement dated as of July 15, 1986 between the Company and
         Morgan Guaranty Trust Company of New York, as Rights Agent,
         incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 16, 1986, as amended May 17, 1988 and October
         18, 1988, such amendments being incorporated by reference to Exhibits
         1 and 2, respectively, to the Company's Current Report on Form 8-K dated November 28, 1988.
 4(b)   --Indenture dated as of October 1, 1989 between the Company and The
         Chase Manhattan Bank (National Association), as Trustee, incorporated by reference to Exhibit 4 filed with the Company's Current Report on
         Form 8-K dated October 20, 1989.
 4(c)   --In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, there are not being filed various instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under each instrument does not exceed
         10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 10(a)* --The Company's 1979 Stock Option Plan, as amended, incorporated by reference to Exhibit A to the prospectus contained in Registration
         Statement No. 33-28777 on Form S-8, filed with the Commission on May
         19, 1989.
 10(b)* --The Company's 1986 Stock Option and Restricted Stock Plan, as
         amended, incorporated by reference to Exhibit B to the prospectus contained in Registration Statement No. 33-28777 on Form S-8, filed with the Commission on May 19, 1989.
 10(c)* --The Company's 1989 Stock Option and Restricted Stock Plan,
         incorporated by reference to Exhibit C to the prospectus contained in
         Registration Statement No. 33-28777 on Form S-8, filed with the
         Commission on May 19, 1989.
 10(d)* --The Company's Performance Plan, including Schedule 1 thereto, as amended effective January 1, 1993, incorporated by reference to
         Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-K.
 10(e)* --The Company's Performance Award Deferral Plan, as amended effective
         April 16, 1991, incorporated by reference to Exhibit 10(e) to the
         Company's 1991 Annual Report on Form 10-K.
 10(f)* --The Company's Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10(f) to the Company's 1989
         Annual Report on Form 10-K.
 10(g)* --The Company's Directors' Deferred Compensation Plan, as amended effective September 21, 1993, incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the third quarter of 1993.
 10(h)* --The Company's Directors' Retirement Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's 1987 Annual Report on Form
         10-K.
 10(i)* --The Company's Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(i) to the Company's 1988 Annual Report on Form
         10-K.
 10(j)* --The Company's Supplemental Long-Term Disability Plan, established as of July 1, 1992, incorporated by reference to Exhibit 10 to the
         Company's Quarterly Report on Form 10-Q for the second quarter of
         1993.
 10(k)* --Employment agreements between the Company and Philip E. Lippincott,
         J. Richard Leaman, Jr. and Ashok N. Bakhru, incorporated by reference to Exhibit 10(k) to the Company's 1987 Annual Report on Form 10-K and
         Exhibit 10(j) to the Company's 1989 Annual Report on Form 10-K; form of agreement renewing these agreements, incorporated by reference to
         Exhibit 10(j) to the Company's 1991 Annual Report on Form 10-K; and
         form of notice given in October 1993 terminating these agreements effective October 31, 1994.
 10(l)* --Agreement dated April 10, 1991 between the Company and J. R. Leaman,
         Jr., incorporated by reference to Exhibit 10(k) to the Company's 1992
         Annual Report on Form 10-K.
 10(m)* --Agreement between the Company and Philip E. Lippincott, dated January
         25, 1994.
 12     --Statement re computation of ratio of earnings to fixed charges.
 13     --The Company's 1993 Annual Report to Shareholders.
 21     --The Company's Subsidiaries.
 23     --Consent of Independent Accountants.
 24     --Power of Attorney.

- --------
* These items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

        Scott Paper Company
___________________________________
           (REGISTRANT)

      /s/ Philip E. Lippincott
By_________________________________
 PHILIP E. LIPPINCOTT CHAIRMAN AND
      CHIEF EXECUTIVE OFFICER

Date: March 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE AND TITLE                                    DATE

     /s/ Philip E. Lippincott                             March 23, 1994
By_________________________________
 PHILIP E. LIPPINCOTT CHAIRMAN AND
      CHIEF EXECUTIVE OFFICER

       /s/ Basil L. Anderson                              March 23, 1994
By_________________________________
 BASIL L. ANDERSON VICE PRESIDENT,
   TREASURER AND CHIEF FINANCIAL
              OFFICER

        /s/ Edward B. Betz                                March 23, 1994
By_________________________________
 EDWARD B. BETZ VICE PRESIDENT AND
            CONTROLLER

  PURSUANT TO GENERAL INSTRUCTION D TO FORM 10-K, THIS REPORT HAS BEEN SIGNED BELOW BY A MAJORITY OF THE BOARD OF DIRECTORS:

                   Jack J. Crocker            Philip E. Lippincott
                   Pierre J. Everaert         Richard K. Lochridge
                   John F. Fort, III          Bruce K. MacLaury
                   William H. Gray, III       Claudine B. Malone
                   Peter Harf                 Gary L. Roubos
                   J. Richard Leaman, Jr.     Paula Stern

                      A majority of the Board of Directors

                                                 /s/ Frank W. Bubb, III
                                       By______________________________________
                                                   FRANK W. BUBB, III
                                                    ATTORNEY-IN-FACT

Date: March 23, 1994

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse dated January 25, 1994, appearing on pages 19 through 35 of the accompanying 1993 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K as Exhibit 13. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7 and 8, the 1993 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedules should be read in conjunction with the consolidated financial statements in such 1993 Annual Report to Shareholders:

                                                                           PAGE
                                                                           ----
 Report of Independent Accountants on Financial Statement Schedules.......  18
 Financial Statement Schedules:
    II -- Amounts Receivable from Related Parties and Employees Other
          Than Related Parties...........................................   19
     V -- Property, Plant and Equipment..................................   20
    VI -- Accumulated Depreciation of Property, Plant and Equipment......   21
  VIII -- Valuation and Qualifying Accounts..............................   22
     X -- Supplementary Income Statement Information.....................   23

  Financial statement schedules other than those listed above are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the related financial review.

  Columns omitted from schedules filed have been omitted because the information is not applicable.

  Separate financial statements for each 50% or less owned affiliate have been omitted because the registrant's proportionate share of each such company's profit before income taxes and total assets is less than 20% of the respective consolidated amounts and the registrant's investment in and advances to each such company are less than 20% of the consolidated total assets of the registrant.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors Scott Paper Company

  Our audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 19 of the 1993 Annual Report to Shareholders of Scott Paper Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed on page 17 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse

Philadelphia, Pennsylvania
January 25, 1994

                              SCOTT PAPER COMPANY

 SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND EMPLOYEES OTHER THAN
                                RELATED PARTIES

                             (THOUSANDS OF DOLLARS)

              COLUMN A                COLUMN B  COLUMN C   COLUMN D   COLUMN E
- ------------------------------------ ---------- --------- ---------- -----------
                                     BALANCE AT
                                     BEGINNING                       BALANCE AT
           NAME OF DEBTOR             OF YEAR   ADDITIONS DEDUCTIONS END OF YEAR
- ------------------------------------ ---------- --------- ---------- -----------
Year 1993
  Robert DiLuzio(/1/)...............    $--      $235.5      $--       $235.5
                                        ===      ======      ===       ======

- --------
(/1/)Note for house loan due April 6, 1994; interest rate 3.62%.

                              SCOTT PAPER COMPANY

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

        COLUMN A          COLUMN B  COLUMN C   COLUMN D   COLUMN E       COLUMN F
- ------------------------ ---------- --------- ----------- ---------      --------
                                                            OTHER
                         BALANCE AT                        CHANGES       BALANCE
                         BEGINNING  ADDITIONS                ADD          AT END
     CLASSIFICATION       OF YEAR    AT COST  RETIREMENTS (DEDUCT)*      OF YEAR
- ------------------------ ---------- --------- ----------- ---------      --------
Year 1993
 Plant Assets
  Land..................  $   70.6   $  7.3     $  (.6)    $  (4.3)      $   73.0
  Buildings.............     850.7     66.8        (.3)      (21.5)         895.7
  Machinery & Equipment.   6,137.8    376.6      (51.4)     (132.8)       6,330.2
                          --------   ------     ------     -------       --------
                          $7,059.1   $450.7     $(52.3)    $(158.6)(/1/) $7,298.9
                          ========   ======     ======     =======       ========
 Timber Resources.......  $  111.7   $  7.1     $   --     $  (5.8)(/2/) $  113.0
                          ========   ======     ======     =======       ========
Year 1992
 Plant Assets
  Land..................  $   68.6   $  5.6     $   --     $  (3.6)      $   70.6
  Buildings.............     874.0     10.1        (.3)      (33.1)         850.7
  Machinery & Equipment.   6,120.9    307.3      (42.8)     (247.6)       6,137.8
                          --------   ------     ------     -------       --------
                          $7,063.5   $323.0     $(43.1)    $(284.3)(/1/) $7,059.1
                          ========   ======     ======     =======       ========
 Timber Resources.......  $  108.1   $  6.7     $  (.1)    $  (3.0)(/2/) $  111.7
                          ========   ======     ======     =======       ========
Year 1991
 Plant Assets
  Land..................  $   73.4   $   .1     $ (1.2)    $  (3.7)      $   68.6
  Buildings.............     868.8     19.9       (4.6)      (10.1)         874.0
  Machinery & Equipment.   6,027.9    288.5      (72.5)     (123.0)       6,120.9
                          --------   ------     ------     -------       --------
                          $6,970.1   $308.5     $(78.3)    $(136.8)(/1/) $7,063.5
                          ========   ======     ======     =======       ========
 Timber Resources.......  $  108.5   $  6.1     $  (.4)    $  (6.1)(/2/) $  108.1
                          ========   ======     ======     =======       ========

- --------
*Includes foreign currency translation adjustments in accordance with FAS No.
52.

(/1/) Includes activities related to businesses divested as part of the
  Company's business improvement program.
(/2/) Primarily includes cost of timber harvested and amortization of logging roads which are credited directly to the asset.

                              SCOTT PAPER COMPANY

     SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                             (MILLIONS OF DOLLARS)

        COLUMN A          COLUMN B   COLUMN C   COLUMN D   COLUMN E       COLUMN F
- ------------------------ ---------- ---------- ----------- ---------      --------
                                    ADDITIONS                OTHER
                         BALANCE AT CHARGED TO              CHANGES       BALANCE
                         BEGINNING  COSTS AND                 ADD          AT END
     CLASSIFICATION       OF YEAR    EXPENSES  RETIREMENTS (DEDUCT)*      OF YEAR
- ------------------------ ---------- ---------- ----------- ---------      --------
Year 1993
  Buildings.............  $  213.7    $ 18.8     $  (.2)    $   (.7)      $  231.6
  Machinery & Equipment.   2,876.9     256.7      (39.9)      (50.3)       3,043.4
                          --------    ------     ------     -------       --------
                          $3,090.6    $275.5     $(40.1)    $ (51.0)(/1/) $3,275.0
                          ========    ======     ======     =======       ========
Year 1992
  Buildings.............  $  205.3    $ 19.2     $  (.2)    $ (10.6)      $  213.7
  Machinery & Equipment.   2,771.9     241.7      (30.9)     (105.8)       2,876.9
                          --------    ------     ------     -------       --------
                          $2,977.2    $260.9     $(31.1)    $(116.4)(/1/) $3,090.6
                          ========    ======     ======     =======       ========
Year 1991
  Buildings.............  $  191.5    $ 16.9     $  (.5)    $  (2.6)      $  205.3
  Machinery & Equipment.   2,506.2     312.9      (55.2)        8.0        2,771.9
                          --------    ------     ------     -------       --------
                          $2,697.7    $329.8     $(55.7)    $   5.4 (/1/) $2,977.2
                          ========    ======     ======     =======       ========

- --------
*    Includes foreign currency translation adjustments in accordance with FAS
     No. 52.
(/1/)Includes activities related to businesses to be divested as part of the Company's business improvement program.

                              SCOTT PAPER COMPANY

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

           COLUMN A             COLUMN B   COLUMN C     COLUMN D      COLUMN E
- ------------------------------ ---------- ---------- --------------- -----------
                               BALANCE AT CHARGED TO
                               BEGINNING  COSTS AND                  BALANCE AT
         DESCRIPTION            OF YEAR    EXPENSES  DEDUCTIONS(/1/) END OF YEAR
- ------------------------------ ---------- ---------- --------------- -----------
Year 1993
 *Allowance for customer:
   Discounts & allowances.....   $18.9       $2.6        $ (8.2)        $13.3
   Doubtful items ............    11.7        4.5          (4.2)         12.0
                                 -----       ----        ------         -----
                                 $30.6       $7.1        $(12.4)        $25.3
                                 =====       ====        ======         =====
Year 1992
 *Allowance for customer:
   Discounts & allowances.....   $18.1       $1.4        $  (.6)        $18.9
   Doubtful items ............    10.1        5.6          (4.0)         11.7
                                 -----       ----        ------         -----
                                 $28.2       $7.0        $ (4.6)        $30.6
                                 =====       ====        ======         =====
Year 1991
 *Allowance for customer:
   Discounts & allowances.....   $23.7       $(.6)       $ (5.0)        $18.1
   Doubtful items.............    11.4        3.8          (5.1)         10.1
                                 -----       ----        ------         -----
                                 $35.1       $3.2        $(10.1)        $28.2
                                 =====       ====        ======         =====

- --------
*Applied as deductions from the receivables account.

(/1/) Consists of writeoffs, net of recoveries, and foreign currency translation adjustments in accordance with FAS No. 52.

            COLUMN A              COLUMN B  COLUMN C       COLUMN D   COLUMN E
- -------------------------------- ---------- ---------     ---------- -----------
                                 BALANCE AT
                                 BEGINNING                           BALANCE AT
          DESCRIPTION             OF YEAR   ADDITIONS     REDUCTIONS END OF YEAR
- -------------------------------- ---------- ---------     ---------- -----------
Year 1993
 Deferred Taxes Valuation Allow-
  ance..........................    --       $174.5(/1/)     --        $174.5
                                    ===      ======          ===       ======

- --------
(/1/) Includes $92.7 million due to the adoption of FAS No. 109 in the first quarter.

                              SCOTT PAPER COMPANY

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             (MILLIONS OF DOLLARS)

                                              CHARGED TO COSTS AND EXPENSES
                                         ---------------------------------------
                                         1993(/1/) 1992(/1/)(/2/) 1991(/1/)(/2/)
                                         --------- -------------- --------------
Maintenance and repairs ................  $278.2       $277.3         $314.8
Advertising costs ......................    81.1        100.0           89.1
Property taxes .........................    36.6         37.8           38.0

- --------
(/1/) These results exclude activities related to businesses divested as part of the Company's business improvement program.
(/2/) Revised to reflect the inclusion of costs related to the specialty papers business.

                                 EXHIBIT INDEX

 NUMBER                            DESCRIPTION
 ------                            -----------
 3(a)   --The Company's Articles, as amended effective April 22, 1987, incorporated by reference to Exhibit 3(a) to the Company's 1989
          Annual Report on Form 10-K.
 3(b)   --The Company's Bylaws, as amended effective October 19, 1993
 4(a)   --Rights Agreement dated as of July 15, 1986 between the Company and Morgan Guaranty Trust Company of New York, as Rights Agent,
          incorporated by reference to Exhibit 1 to the Company's Current
          Report on Form 8-K dated July 16, 1986, as amended May 17, 1988 and October 18, 1988, such amendments being incorporated by reference to Exhibits 1 and 2, respectively, to the Company's
          Current Report on Form 8-K dated November 28, 1988.
 4(b)   --Indenture dated as of October 1, 1989 between the Company and
          The Chase Manhattan Bank (National Association), as Trustee,
          incorporated by reference to Exhibit 4 filed with the Company's
          Current Report on Form 8-K dated October 20, 1989.
 4(c)   --In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, there are not being filed various instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under each instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The
          Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 10(a)  --The Company's 1979 Stock Option Plan, as amended, incorporated by reference to Exhibit A to the prospectus contained in
          Registration Statement No. 33-28777 on Form S-8, filed with the
          Commission on May 19, 1989.
 10(b)  --The Company's 1986 Stock Option and Restricted Stock Plan, as
          amended, incorporated by reference to Exhibit B to the
          prospectus contained in Registration Statement No. 33-28777 on
          Form S-8, filed with the Commission on May 19, 1989.
 10(c)  --The Company's 1989 Stock Option and Restricted Stock Plan,
          incorporated by reference to Exhibit C to the prospectus
          contained in Registration Statement No. 33-28777 on Form S-8,
          filed with the Commission on May 19, 1989.
 10(d)  --The Company's Performance Plan, including Schedule 1 thereto, as amended effective January 1, 1993, incorporated by reference to Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-
          K.
 10(e)  --The Company's Performance Award Deferral Plan, as amended effective April 16, 1991, incorporated by reference to Exhibit
          10(e) to the Company's 1991 Annual Report on Form 10-K.
 10(f)  --The Company's Supplemental Executive Retirement Plan, as
          amended, incorporated by reference to Exhibit 10(f) to the
          Company's 1989 Annual Report on Form 10-K.
 10(g)  --The Company's Directors' Deferred Compensation Plan, as amended effective September 21, 1993, incorporated by reference to
          Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
          the third quarter of 1993.
 10(h)  --The Company's Directors' Retirement Benefit Plan, incorporated by reference to Exhibit 10(i) to the Company's 1987 Annual
          Report on Form 10-K.
 10(i)  --The Company's Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(i) to the Company's 1988
          Annual Report on Form 10-K.
 10(j)  --The Company's Supplemental Long-Term Disability Plan,
          established as of July 1, 1992, incorporated by reference to
          Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
          the second quarter of 1993.
 10(k)  --Form of employment agreements between the Company and Philip E.
          Lippincott, J. Richard Leaman, Jr. and Ashok N. Bakhru,
          incorporated by reference to Exhibit 10(k) to the Company's 1987
          Annual Report on Form 10-K and Exhibit 10(j) to the Company's
          1989 Annual Report on Form 10-K; form of agreement renewing these agreements, incorporated by reference to Exhibit 10(j) to the Company's 1991 Annual Report on Form 10-K; and form of notice given in October 1993 terminating these agreements, effective October 31, 1994
 10(l)  --Agreement dated April 10, 1991 between the Company and J. R.
          Leaman, Jr., incorporated by reference to Exhibit 10(k) to the
          Company's 1992 Annual Report on Form 10-K.
 10(m)  --Agreement between the Company and Philip E. Lippincott, dated
          January 25, 1994
 12     --Statement re computation of ratio of earnings to fixed charges
 13     --The Company's 1993 Annual Report to Shareholders
 21     --The Company's Subsidiaries
 23     --Consent of Independent Accountants
 24     --Power of Attorney