Form 10-Q
period 1994-03-26
SCOTT PAPER CO
filed 1994-05-06
CIK 87949

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Quarterly Period Ended      March 26, 1994
                                    -----------------------------------------


Commission File No.                          1-2300
                    -------------------------------------------



                             Scott Paper Company
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                              23-1065080
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


Scott Plaza, Philadelphia, Pennsylvania                19113
- - ------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



                               (610) 522-5000
- - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                    None
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes      X          No
                                                  -----------       ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at May 3, 1994
- - ---------------------------                       --------------------------
Common Shares, no par value                          74,365,870 shares

                              SCOTT PAPER COMPANY


                                     INDEX

PART I.   FINANCIAL INFORMATION
   Item 1.  Financial Statements:

            Consolidated statement of earnings for the three month
             periods ended March 26, 1994 and March 27, 1993.......  3

            Consolidated balance sheet at March 26, 1994,
             December 25, 1993 and March 27, 1993..................  4

            Consolidated statement of changes in common share-
             holders' equity for the nine month period ended
             December 25, 1993 and the three month period ended
             March 26, 1994........................................  5

            Consolidated statement of cash flows (condensed) for
             the three month periods ended March 26, 1994
             and March 27, 1993....................................  6

            Notes to Consolidated Financial Statements.............  7

  Item 2.   Management's Discussion and Analysis...................  9

PART II.   OTHER INFORMATION


   Item 1.  Legal Proceedings......................................  12

   Signatures......................................................  13

                              SCOTT PAPER COMPANY
                              -------------------
                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                                          Three Months Ended
                                                        -----------------------
                                                        March 26,    March 27,
                                                        ----------  -----------
                                                           1994       1993(a)
                                                        ----------  -----------

Sales                                                     $1,100.4    $1,149.9
                                                          --------    --------
Costs and expenses
  Product costs                                              836.6       867.2
  Marketing and distribution                                 133.3       145.3
  Research, administration and general                        55.8        59.4
  Other                                                        1.5         1.6
                                                          --------     -------
                                                           1,027.2     1,073.5
                                                          --------     -------

Income from operations                                        73.2        76.4
Interest expense                                              44.2        46.8
Other income and (expense)                                      .6         1.0
                                                           -------     -------
Income before taxes                                           29.6        30.6

Taxes on income                                               11.4        10.7
                                                           -------     -------

Income before share of earnings of international              18.2        19.9
 equity affiliates and cumulative effect of
 accounting change

Share of earnings of international equity affiliates           7.0         3.6
                                                           -------     -------
Income before cumulative effect of accounting change          25.2        23.5

Cumulative effect of change in accounting for income             -        21.7
 taxes                                                     -------     -------

Net Income                                                $   25.2    $   45.2
                                                          ========    ========
Earnings per share:
 Income before cumulative effect of accounting change         $.34        $.32

  Cumulative effect of change in accounting for                  -         .29
   income taxes                                               ----        ----

  Net Income                                                  $.34        $.61
                                                              ====        ====

Dividends per share                                           $.20        $.20

Average shares outstanding                                    74.3        73.9

(a) Certain accounting reclassifications (not affecting net income) have been made to present more clearly the results of operations.

The accompanying notes are an integral part of these financial statements.

                              SCOTT PAPER COMPANY
                              -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Millions)
                                  (UNAUDITED)

                                            March 26, 1994      December 25, 1993     March 27, 1993
                                          -------------------  -------------------  -------------------
Assets
- - ----------------------------------------

Current assets
  Cash and cash equivalents                          $  101.6             $  133.6             $   80.0
  Receivables                                           573.5                600.3                593.8
  Inventories
     Finished products                   $   221.1            $   220.0            $   239.2
     Work in process                          66.4                 69.6                 76.9
     Raw materials and other                 229.9      517.4     234.1      523.7     265.0      581.1
                                         ---------            ---------             --------

  Deferred income taxes                                 271.7                277.9                180.1
  Prepaid items and other                                75.8                 74.4                 65.4
                                                     --------             --------             --------

                                                      1,540.0              1,609.9              1,500.4

Plant assets at cost                       7,354.8              7,298.9              7,071.6
  Accumulated depreciation                (3,345.6)   4,009.2  (3,275.0)   4,023.9  (3,143.3)   3,928.3
                                         ---------            ---------             --------

Timber resources                                        112.3                113.0                112.1
Investments in and advances
  to affiliates                                         307.7                307.9                342.2
Construction funds held by trustees                      87.2                 87.1                  2.1
Notes receivable, goodwill
  and other assets                                      493.2                483.3                487.3
                                                     --------             --------             --------
     Total                                           $6,549.6             $6,625.1             $6,372.4
                                                     ========             ========             ========

Liabilities and Shareholders' Equity
- - ----------------------------------------

Current liabilities
  Payable to suppliers and others                    $  799.7             $  891.5             $  850.1
  Accruals for restructuring programs                   584.6                639.0                212.0
  Current maturities of long-term debt                  122.0                180.2                274.8
  Accrued taxes on income                                50.8                 59.1                 56.4
                                                     --------             --------             --------
                                                      1,557.1              1,769.8              1,393.3

Long-term debt                                        2,463.0              2,366.2              2,051.1
Deferred income taxes and
  other liabilities                                     932.8                913.4                911.3
                                                     --------             --------             --------
                                                      4,952.9              5,049.4              4,355.7

Preferred shares                                          7.1                  7.1                  7.1
Common shareholders' equity                           1,589.6              1,568.6              2,009.6
                                                     --------             --------             --------
     Total                                           $6,549.6             $6,625.1             $6,372.4
                                                     ========             ========             ========

The accompanying notes are an integral part of these financial statements.

                              SCOTT PAPER COMPANY
                              -------------------
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
        ----------------------------------------------------------------
                                   (Millions)
                                  (UNAUDITED)

                                                                     Cumulative
                                    Reinvested   Common  Treasury   Translation
                                     Earnings    Shares   Shares     Adjustment     Total
                                    -----------  ------  ---------  ------------  ---------

Balance at March 27, 1993             $1,738.6   $448.8    $(13.4)      $(164.4)  $2,009.6

Net loss                                (322.2)                                     (322.2)

Dividends
  Common shares                          (44.4)                                      (44.4)
  Preferred Shares                        (0.2)                                       (0.2)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                    -      1.6       1.0                      2.6

Foreign currency
  translation adjustment                     -                            (63.1)     (63.1)

Minimum pension liability charge         (13.7)                                      (13.7)

- - ---------------------------------------------------------------------------------------------

Balance at December 25, 1993          $1,358.1   $450.4    $(12.4)      $(227.5)  $1,568.6

Net income                                25.2                                        25.2

Dividends
  Common shares                          (14.8)                                      (14.8)
  Preferred shares                        (0.1)                                       (0.1)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                           8.8       0.5                      9.3

Foreign currency
  translation adjustment                                                    1.4        1.4

- - ---------------------------------------------------------------------------------------------

Balance at March 26, 1994             $1,368.4   $459.2    $(11.9)      $(226.1)  $1,589.6
                                      ========   ======    =======      ========  ========

The accompanying notes are an integral part of these financial statements.

                              SCOTT PAPER COMPANY
                              -------------------
                           CONSOLIDATED STATEMENT OF
                           -------------------------
                             CASH FLOWS (Condensed)
                             ----------------------
                                   (Millions)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                         ----------------------
                                                         March 26,   March 27,
                                                         ----------  ----------
                                                            1994        1993
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
- - -------------------------------------------------------

Net income                                                 $  25.2     $  45.2

Adjustments to reconcile net income to
  net cash provided by operating activities:
    Cumulative effect of accounting change                       -       (21.7)
    Share of earnings of affiliates, net of
     distributions                                            (4.7)       (1.4)
    Depreciation, cost of timber harvested and
     amortization                                             74.4        76.9
    Deferred income taxes                                     10.3         6.2
    Other postretirement benefits, deferred expenses           8.8         9.9
    Net changes in current assets and current
     liabilities                                            (105.8)     (145.6)
                                                           -------     -------
Net cash provided by (used for) operating activities           8.2       (30.5)
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
- - -------------------------------------------------------

Investments in plant assets, timber resources
    and other assets                                         (87.8)      (67.5)
Advances to affiliates, net                                   (0.3)       (1.3)
Other investing                                                9.8        (1.8)
                                                           -------     -------
Net cash used for investing activities                       (78.3)      (70.6)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
- - -------------------------------------------------------

Dividends paid                                               (14.9)      (14.9)
Proceeds from issuance of long-term debt,
    net of issuance costs                                    166.7        87.2
Repayments of long-term debt                                (144.1)      (11.9)
Net increase (decrease) in short-term borrowings              14.9       (16.6)
Other financing                                               14.7        (1.8)
                                                           -------     -------
Net cash provided by financing activities                     37.3        42.0
                                                           -------     -------

Effect of exchange rate changes on cash                        0.8        (2.6)
                                                           -------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (32.0)      (61.7)

Cash and cash equivalents at beginning of period             133.6       141.7
                                                           -------     -------

Cash and cash equivalents at end of period                 $ 101.6     $  80.0
                                                           =======     =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

1. Statement of Information Furnished
   ----------------------------------

   The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of March 26, 1994, March 27, 1993 and December 25, 1993, and the earnings and cash flows for the three month periods ended March 26, 1994 and March 27, 1993.

   The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 25, 1993. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained therein have been omitted.

2. Supplemental Cash Flow Information
   ----------------------------------

   Cash payments for interest, net of amounts capitalized, were $46.9 million and $43.0 million during the first three months of 1994 and 1993, respectively. Cash payments for income taxes were $7.9 million and $10.3 million during the first three months of 1994 and 1993, respectively.

3. Restructuring and Productivity Improvement
   ------------------------------------------

   At year end 1993 the Company had accruals for restructuring programs of $639.0 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first quarter of 1994, $54.4 million was charged to these reserves primarily for lump sum payments related to early retirements and the effects of the sale of the polystyrene bead operations.

   While the accrued liability for these programs is shown as a current liability, a portion of the cash outflows for the above actions initiated in 1994 will occur in 1995 and 1996.

4. Accounting Standards Changes
   ----------------------------

   The Company adopted Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (FAS 112), during the first quarter of 1994. This standard requires employers to recognize and when necessary accrue for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The effect on the Company of adopting this statement was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

Statement of Information Furnished (Continued)
- - ----------------------------------------------

4. Accounting Standards Changes (Continued)
   ----------------------------------------

   Beginning in 1993, the Company adopted Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). This standard requires that the deferred tax liability account at the beginning of the year be adjusted to equal the taxes that will be paid on taxable income deferred into future years based on the tax rates in effect for the future years. The Company reported a positive adjustment for the cumulative effect of adopting the provisions of FAS 109 of $21.7 million, or $.29 per share, in the first quarter of 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- - ---------------------

First Quarter 1994 Compared with First Quarter 1993
- - ---------------------------------------------------

The Company's first quarter 1994 net income increased 7% to $25.2 million from $23.5 million for the same period in 1993 and earnings per share increased 6% to $.34 from $.32 in 1993, excluding a one-time positive adjustment in 1993 for the cumulative effect of the required adoption of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Net income and earnings per share for the first quarter 1993, including the positive adjustment, were $45.2 million and $.61, respectively. Dollar sales in the first quarter 1994 declined 4% to $1.1 billion.

The Company continued to experience a difficult market environment during the first quarter in which productivity improvement was modestly able to offset the negative impacts of this difficult environment. The competitive and economic realities reaffirm management's belief that improvement in 1994 results must be attained primarily through productivity improvement efforts.

Income from operations for the consolidated Scott Worldwide personal care and cleaning business increased 14% during the first quarter 1994 despite a decline in sales revenue of 5% during the same period.

Income from operations for the U.S. personal care and cleaning business increased 14% from the same quarter last year, while sales revenue was flat on lower unit volume. The results were achieved in a continuing highly competitive
U. S. market and were negatively impacted by severe weather conditions.

Outside the U. S., Scott Worldwide's European business increased income from operations by 4% despite lower volume, negative price pressures and unfavorable foreign exchange effects, while sales revenue for the quarter declined 15% in this economically depressed market area. Income from operations in the Pacific region was up strongly. Scott's share of earnings from equity affiliates also increased significantly primarily due to productivity improvement efforts in Mexico and Canada.

Sales revenue from S. D. Warren's printing and publishing papers business in the first quarter 1994 decreased 4%, with unit volume flat. Income from operations declined 59% as selling prices eroded further in an environment of weak demand, excess industry capacity and higher levels of coated paper imports. S.D. Warren's manufacturing costs were also higher.

The continued difficult environment has caused the Company to aggressively pursue an annual minimum 5% productivity improvement target. The Company has initiated the process of lowering its overall base costs worldwide and restructuring the manufacturing operations. The Company's worldwide work force was reduced by more than 2,000 people by the end of the first quarter, approximately half occurring in the Mexican operations, versus the 8,300 person, two- to three-year target announced in January 1994. Management believes the commitment to establish a low-cost foundation and then add differentiation, is essential to regaining control of the Company's destiny, improving short-term results and building long-term shareholder value.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition-
- - -------------------

Liquidity and Capital Resources
- - -------------------------------

Cash provided by (used for) operations during the first three months of 1994 and 1993 was $8.2 million and ($30.5) million, respectively. The net amount of cash provided by (used for) operations during these periods was adversely affected by increases in working capital. The increase in working capital for the three months ended March 26, 1994 was primarily due to a decrease in payables to suppliers and others.

Capital expenditures were $87.8 million during the first three months of 1994 compared with $67.5 million during the same period in 1993. During 1994 and 1995, the Company plans to invest between $800 and $900 million in capital projects. The projects include: $200 million of spending related to the productivity improvement program; the continuation of four projects underway - the modernization of the pulp mill in Mobile, Alabama, capacity expansion for the wet wipes business in Dover, Delaware, a sheeting facility for S.D. Warren in Allentown, Pennsylvania, and construction of a state-of-the-art tissue mill in Owensboro, Kentucky; and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally generated funds.

Total debt at March 26, 1994 was $2,585.0 million compared with $2,325.9 million at March 27, 1993 and $2,546.4 million at December 25, 1993. During the first three months of 1994, the Company's financing activities included retirement of $85.4 million in debentures primarily through the issuance of commercial paper. The Company also amended a loan agreement to extend the maturity of $75.3 million of notes which were then transferred from current maturities of long-term debt to long-term debt.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at March 26, 1994.

The Company's debt to equity ratios at March 26, 1994, December 25, 1993 and March 27, 1993 are set forth below:

                    March 26, 1994  December 25, 1993  March 27, 1993
                    --------------  -----------------  --------------
Debt to equity           162%               162%            115%


March 26, 1994 Compared With March 27, 1993
- - -------------------------------------------

Total assets of $6,549.6 million at March 26, 1994 increased $177.2 million or 2.8% compared with total assets of $6,372.4 million at March 27, 1993. The increase was primarily due to an increase in construction funds held by trustees of $85.1 million and increase in net plant assets of $80.9 million.

Total liabilities of $4,952.9 million at March 26, 1994 increased $597.2 million or 13.7% compared with total liabilities of $4,355.7 million at March 27, 1993. The increase was primarily due to an increase in the accruals for restructuring programs of $372.6 million and an increase in total debt of $259.1 million. During August 1993 the Company issued $200 million in debentures used primarily to repay commercial paper and current maturities of long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS

- - -------------------------------------------------------

Common shareholders' equity at March 26, 1994 of $1,589.6 million decreased $420 million compared with the March 27, 1993 balance of $2,009.6 million due primarily to a net loss resulting from restructuring charges during 1993 as well as foreign currency translation adjustments and dividends paid.

March 26, 1994 Compared With December 25, 1993
- - ----------------------------------------------

Total assets at March 26, 1994 of $6,549.6 million decreased $75.5 million or 1.1% compared with total assets of $6,625.1 million at December 25, 1993. This was primarily due to a decrease in cash and cash equivalents of $32.0 million as well as a decrease in receivables of $26.8 million.

Total liabilities of $4,952.9 million at March 26, 1994 decreased $96.5 million or 1.9% compared with total liabilities of $5,049.4 million at December 25, 1993. The decrease was primarily due to a decrease in payables to suppliers and others of $91.8 million.

Common shareholders' equity at March 26, 1994 of $1,589.6 million was $21.0 million greater than the balance at December 25, 1993 of $1,568.6 million due primarily to reinvested earnings, shares issued for the exercise of stock options, awards and grants, net of dividends paid.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     As disclosed in Item 3 of the Company's 1993 Form 10-K, the Company is a defendant in numerous actions in state and federal court seeking damages relating to breast implants. The actions allege that the plaintiffs' breast implants were covered by polyurethane foam manufactured by the Company's former Foam Division, which was sold in 1983, and that the foam caused physical and/or psychological harm to the plaintiffs. In each of these actions the Company is one of several defendants, including the Foam Division's successor and the manufacturers of implants. The Company believes that only a small percentage of breast implants were covered by polyurethane foam manufactured by the Company's Foam Division prior to its sale.

     Pursuant to an order of the Multidistrict Litigation Panel, all of the federal cases involving breast implants have been consolidated for pre-trial purposes in the Northern District of Alabama. One of these cases, Lindsey, et.
                                                                   ------------
al., v. Dow Corning Corporation, et. al., has been provisionally certified by
- - ----------------------------------------
the Court as a class action for settlement purposes. Included in the provisionally approved class are all persons who received one or more breast implants before June 1, 1993 ("settlement class members"). On March 29, 1994, an initial Breast Implant Litigation Settlement Agreement between the settlement class members and certain settling defendants was filed with the Court, and additional settling defendants were added in April 1994. The settling defendants include all of the manufacturers of breast implants and some of those from whom the manufacturers purchased materials. On April 13, 1994, the Court approved a notice to settlement class members of the proposed settlement agreement. The notice informs them of their right by June 17, 1994 to opt out of the proposed settlement and, thus, to preserve their right to take direct legal action against one or more settling defendants. The notice sets August 18, 1994 as the date of a hearing to determine the fairness, reasonableness and adequacy of the settlement agreement. The Court will approve the settlement agreement only if it is found to be fair, reasonable and adequate.

     The Company has chosen not to settle on the terms offered, and therefore is not a party to the settlement agreement. As a result, individuals who have received breast implants covered by polyurethane foam manufactured by the Company's former Foam Division would retain their right to take legal action against the Company even if they do not opt out of the settlement agreement.
The Company believes that it has meritorious defenses against these claims and intends to conduct a vigorous defense and seek insurance recovery to the extent provided under its insurance policies, if necessary. Although the final results of these claims cannot be predicted with certainty, it is the present opinion of the Company, after consulting with counsel, that they will not have a material adverse effect on the Company's financial condition.

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        Scott Paper Company
                                                --------------------------------
                                                            (Registrant)



DATE: May 6, 1994                               /s/ Edward B. Betz
      -----------                               --------------------------------
                                                Edward B. Betz
                                                Vice President & Controller

                                                (Authorized Signer and
                                                Chief Accounting Officer)