Form 10-Q
period 1994-06-25
SCOTT PAPER CO
filed 1994-08-09
CIK 87949

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q


Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Quarterly Period Ended             June 25, 1994
                                    -----------------------------------------


Commission File No.                 1-2300
                    ------------------------------------------



                              Scott Paper Company
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                       23-1065080
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


Scott Plaza, Philadelphia, Pennsylvania                      19113
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                (610) 522-5000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes    X     No
                                                       -------      --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                   Outstanding at August 2, 1994
- - ---------------------------                      -----------------------------
Common Shares, no par value                              74,642,843 shares


                              SCOTT PAPER COMPANY


                                     INDEX

PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements:

            Consolidated statement of earnings for the three month and six month periods ended June 25, 1994 and June 26, 1993........................................  3

            Consolidated balance sheet at June 25, 1994, December 25, 1993 and June 26, 1993..............................................................................  4

            Consolidated statement of changes in common shareholders' equity for the six month periods ended December 25, 1993 and June 25, 1994....................................  5

            Consolidated statement of cash flows (condensed) for the
            six month periods ended June 25, 1994 and June 26, 1993........................................  6

            Notes to Consolidated Financial Statements.....................................................  7

   Item 2.  Management's Discussion and Analysis...........................................................  8

PART II.   OTHER INFORMATION............................................................................... 13

   Item 4.  Submission of Matters to a Vote of Security Holders............................................ 13

   Item 5.  Other Information.............................................................................. 14

   Item 6.  Exhibits and Reports on Form 8-K............................................................... 14

   Signatures.............................................................................................. 15

   Exhibit Index........................................................................................... 16

                              SCOTT PAPER COMPANY
                              -------------------
                       CONSOLIDATED STATEMENT OF EARNINGS
                       ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                    Three Months Ended      Six Months Ended
                                   ---------------------  ---------------------
                                    June 25,   June 26,   June 25,    June 26,
                                   ----------  ---------  ---------  ----------
                                      1994      1993(a)     1994      1993(a)
                                   ----------  ---------  ---------  ----------
Sales                                $1,176.7  $1,203.8    $2,277.1   $2,353.7
                                     --------  --------    --------   --------

Costs and expenses
  Product costs                         868.4     908.3     1,705.0    1,775.5
  Marketing and distribution            146.5     157.4       279.8      302.7
  Research, administration and
   general                               63.9      57.3       119.7      116.7
  Other                                     -       5.4         1.5        7.0
                                     --------  --------    --------   --------
                                      1,078.8   1,128.4     2,106.0    2,201.9
                                     --------  --------    --------   --------

Income from operations                   97.9      75.4       171.1      151.8
Interest expense                         46.1      45.5        90.3       92.3
Other income and (expense)                1.7       1.2         2.3        2.2
                                     --------  --------    --------   --------

Income before taxes                      53.5      31.1        83.1       61.7
Taxes on income                          19.8      13.1        31.2       23.8
                                     --------  --------    --------   --------

Income before share of earnings of
  international equity affiliates
  and cumulative effect of accounting
  change                                 33.7      18.0        51.9       37.9

Share of earnings of
  international equity affiliates         6.5       5.5        13.5        9.1
                                     --------  --------    --------   --------

Income before cumulative effect
 of accounting change                    40.2      23.5        65.4       47.0

Cumulative effect of change in
  accounting for income taxes               -         -           -       21.7
                                     --------  --------    --------   --------

Net income                           $   40.2  $   23.5    $   65.4   $   68.7
                                     ========  ========    ========   ========

Earnings per share:
  Income before cumulative
   effect of accounting change       $    .54  $    .32    $    .88   $    .64

  Cumulative effect of change in
  accounting for income taxes               -         -           -        .29
                                     --------  --------    --------   --------

  Net income                         $    .54  $    .32    $    .88   $    .93
                                     ========  ========    ========   ========

Dividends per share                  $    .20  $    .20    $    .40   $    .40

Average shares outstanding               74.4      74.0        74.3       74.0

(a) Certain accounting reclassifications (not affecting net income) have been made to present more clearly the results of operations.

The accompanying notes are an integral part of these financial statements.    3.

                              SCOTT PAPER COMPANY
                              -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Millions)

                                             June 25, 1994       December 25, 1993       June 26, 1993
                                          --------------------  --------------------  --------------------
                                              (Unaudited)                                 (Unaudited)
Assets
- - ------

Current assets
  Cash and cash equivalents                           $  101.7              $  133.6              $   91.0
  Receivables                                            569.4                 600.3                 619.9
  Inventories
    Finished products                     $   214.5             $   220.0             $   250.5
    Work in process                            70.8                  69.6                  78.2
    Raw materials and other                   216.5      501.8      234.1      523.7      254.2      582.9
                                          ---------             ---------             ---------

  Deferred income taxes                                  243.2                 277.9                 173.3
  Prepaid items and other                                 75.1                  74.4                  63.7
                                                      --------              --------              --------

                                                       1,491.2               1,609.9               1,530.8

Plant assets at cost                        7,447.2               7,298.9               7,220.3
  Accumulated depreciation                 (3,396.9)   4,050.3   (3,275.0)   4,023.9   (3,224.0)   3,996.3
                                          ---------             ---------             ---------

Timber resources                                         111.7                 113.0                 112.9
Investments in and advances
  to affiliates                                          307.3                 307.9                 339.6
Construction funds held by trustees                      108.2                  87.1                   1.5
Notes receivable, goodwill
  and other assets                                       495.6                 483.3                 489.2
                                                      --------              --------              --------

     Total                                            $6,564.3              $6,625.1              $6,470.3
                                                      ========              ========              ========

Liabilities and Shareholders' Equity
- - ------------------------------------

Current liabilities
  Payable to suppliers and others                     $  789.9              $  891.5              $  866.3
  Accruals for restructuring programs                    487.1                 639.0                 194.9
  Current maturities of long-term debt                   107.2                 180.2                 237.1
  Accrued taxes on income                                 37.8                  59.1                  49.9
                                                      --------              --------              --------

                                                       1,422.0               1,769.8               1,348.2

Long-term debt                                         2,514.1               2,366.2               2,160.7
Deferred income taxes and
  other liabilities                                      985.9                 913.4                 918.1
                                                      --------              --------              --------

                                                       4,922.0               5,049.4               4,427.0

Preferred shares                                           7.1                   7.1                   7.1
Common shareholders' equity                            1,635.2               1,568.6               2,036.2
                                                      --------              --------              --------

     Total                                            $6,564.3              $6,625.1              $6,470.3
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


                                                                     Cumulative
                                    Reinvested   Common  Treasury   Translation
                                     Earnings    Shares   Shares     Adjustment     Total
                                    -----------  ------  ---------  ------------  ---------

Balance at June 26, 1993              $1,747.3   $449.6    $(12.4)      $(148.3)  $2,036.2

Net loss                                (345.7)                                     (345.7)

Dividends
  Common shares                          (29.6)                                      (29.6)
  Preferred shares                         (.2)                                        (.2)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                            .8                                 .8

Foreign currency
  translation adjustment                                                  (79.2)     (79.2)

Minimum pension liability charge         (13.7)                                      (13.7)

- - -------------------------------------------------------------------------------------------

Balance at December 25, 1993           1,358.1    450.4     (12.4)       (227.5)   1,568.6

Net income                                65.4                                        65.4

Dividends
  Common shares                          (29.8)                                      (29.8)
  Preferred shares                         (.1)                                        (.1)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                          16.4       1.4                     17.8

Foreign currency
  translation adjustment                                                   13.3       13.3

- - -------------------------------------------------------------------------------------------

Balance at June 25, 1994              $1,393.6   $466.8    $(11.0)      $(214.2)  $1,635.2
                                      ========   ======    ======       =======   ========

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

                                                             Six Months Ended
                                                           --------------------
                                                           June 25,   June 26,
                                                           ---------  ---------
                                                             1994       1993
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
- - ------------------------------------

Net income                                                  $  65.4    $  68.7
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Cumulative effect of accounting change                         -      (21.7)
   Share of earnings of affiliates, net of distributions      (10.7)      (4.9)
   Depreciation, cost of timber harvested and
    amortization                                              152.8      150.1
   Deferred income taxes                                       26.5        4.7
   Gains (losses) on asset sales                                 .3       (0.4)
   Postretirement benefits, deferred expenses                   1.3       13.7
   Net changes in current assets and current liabilities     (122.6)    (174.6)
                                                            -------    -------
Net cash provided by operating activities                     113.0       35.6
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
- - ------------------------------------

Investments in plant assets, timber resources and other
 assets                                                      (185.9)    (177.8)
Advances to affiliates, net                                    (0.3)      (1.6)
Other investing                                                (5.7)       1.7
                                                            -------    -------
Net cash used for investing activities                       (191.9)    (177.7)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
- - ------------------------------------

Dividends paid                                                (29.9)     (29.7)
Proceeds from issuance of long-term debt, net of
 issuance costs                                               449.8      230.4
Repayments of long-term debt                                 (387.1)     (46.4)
Net decrease in short-term borrowings                          (1.1)     (58.9)
Other financing                                                12.6       (3.3)
                                                            -------    -------
Net cash provided by financing activities                      44.3       92.1
                                                            -------    -------

Effect of exchange rate changes on cash                         2.7       (0.7)
                                                            -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (31.9)     (50.7)

Cash and cash equivalents at beginning of period              133.6      141.7
                                                            -------    -------

Cash and cash equivalents at end of period                  $ 101.7    $  91.0
                                                            =======    =======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

1.  Statement of Information Furnished
    ----------------------------------

    The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of June 25, 1994 and June 26, 1993, and the earnings and cash flows for the six month periods ended June 25, 1994 and June 26, 1993.

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

2.  Supplemental Cash Flow Information
    ----------------------------------

    Cash payments for interest, net of amounts capitalized, were $81.1 million and $77.9 million during the first six months of 1994 and 1993, respectively. Cash payments for income taxes were $25.8 million and $18.0 million during the first six months of 1994 and 1993, respectively.

3.  Restructuring and Productivity Improvement
    ------------------------------------------

    At year end 1993, the Company had accruals for restructuring programs of $639.0 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first six months of 1994, $151.9 million was charged to these reserves primarily for lump sum payments related to early retirements, the reclassification to the appropriate long-term liability accounts of special termination benefits related to those retirements and the effects of the sale of the polystyrene bead operations.

    Based on current estimates of total cost to accomplish the broader and accelerated restructuring plan announced on August 3, the Company estimates that no additional reserves will be required. See Management's Discussion and Analysis for further detail on the announcement.

4.  Accounting Standards Change
    ---------------------------

    The Company adopted Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (FAS 112), during the first quarter of 1994. This standard requires employers to recognize and, when necessary, accrue for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The effect on the Company of adopting this statement was not material.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- - ---------------------

Second Quarter 1994 Compared With Second Quarter 1993
- - -----------------------------------------------------

The Company's second quarter net income increased 71% to $40.2 million from $23.5 million for the same period in 1993. Earnings per share for the quarter were up 69% to $.54 from $.32 in 1993. Dollar sales in the second quarter 1994 declined 2% to $1.18 billion.

The second quarter results reflect the Company's early progress in cost reduction efforts which led to significantly higher earnings for the consumer and away-from-home tissue operations, its core business, around the world.
These results were achieved despite lower earnings of S. D. Warren, the Company's printing and publishing papers subsidiary. By the end of the second quarter the Company's worldwide work force had been reduced by over 3,000 people as part of the current cost reduction program. The quarter's earnings benefited significantly from manufacturing cost improvements driven by expense reduction and productivity improvement elements of the cost reduction program.

The second quarter 1994 income from operations for the consolidated global consumer and away-from-home tissue business was up 40% from 1993 and the operating margin increased to 12%. Earnings improved in each region, while overall sales revenue declined 1%.

Income from operations for the U.S. tissue business was up 52% from the same quarter last year, primarily as a result of lower manufacturing costs. Sales revenue was up 4% while overall volume was flat.

Outside the U.S., the European region tissue business increased income from operations by 18%. Costs were effectively controlled to more than offset a 13% reduction in sales stemming from lower consumer volume, depressed pricing and unfavorable foreign exchange effects. Income from operations in the Pacific region was up over 30% on an 11% sales gain. The Company's share of earnings from its equity affiliates also increased primarily due to cost reduction efforts.

S. D. Warren's income from operations declined from the second quarter of 1993, as selling prices continued to be depressed. Sales revenue and unit volume were down 5% and 1%, respectively. During the quarter, coated paper markets continued to be over-supplied by excess industry capacity and imported paper. However, as the quarter ended, S. D. Warren's order levels and backlogs were increasing.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- - ---------------------

Six Months 1994 Compared With Six Months 1993
- - ---------------------------------------------

For the first six months of 1994, net income was $65.4 million and earnings per share were $.88. In the first half of 1993, net income was $68.7 million and earnings per share were $.93, including a one-time positive adjustment of $21.7 million or $.29 per share for the cumulative effect of the required adoption of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Excluding this positive adjustment, net income and earnings per share for the first six months were, respectively, 39% and 38% ahead of last year. Dollar sales for the first six months of 1994 declined 3% to $2.28 billion.

Results for the first half of 1994 reflect the Company's progress in cost reduction efforts which led to significantly higher earnings for the consumer and away-from-home tissue operations, its core business around the world. These results were achieved despite lower earnings of S. D. Warren, the Company's printing and publishing papers subsidiary. By the end of the second quarter, the Company's worldwide work force had been reduced by over 3,000 people as part of the current cost reduction program. Earnings for the first half of 1994 benefited significantly from manufacturing cost improvements driven by expense reduction and productivity improvement elements of the cost reduction program.

Income from operations for the consolidated global consumer and away-from-home tissue business was up 29% in the first six months of 1994 and the operating margin increased to 10%. Earnings improved in each region, while overall sales revenue declined 3%.

Income from operations for the U.S. tissue business was up 36% from the same six-month period last year, primarily as a result of lower manufacturing costs. Sales revenue was up 2% while overall sales volume decreased 2%.

Outside the U.S., the European region tissue business increased income from operations by 12% in the first half of 1994. Costs were effectively controlled to more than offset a 14% reduction in sales revenue stemming from lower consumer volume, depressed pricing and unfavorable foreign exchange effects. Income from operations in the Pacific region was up 36% for the six-month period and sales revenue was 7% higher than in 1993. The Company's share of earnings from its equity affiliates also increased primarily due to cost reduction efforts.

S. D. Warren's income from operations declined during the first half of 1994, as selling prices continued to be depressed. Sales revenue and unit volume were down 4% and 1%, respectively. Throughout the six-month period, coated paper markets continued to be over-supplied by excess industry capacity and imported paper. However, as the first half of the year ended, S. D. Warren's order levels and backlogs were increasing.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Accelerated Restructuring Plan - Announced August 3, 1994
- - ---------------------------------------------------------

The Company announced an acceleration of the major restructuring plan that was initiated in late 1993 that was to be completed over a three-year period. The Company will now complete the broader restructuring, which includes 2,200 additional work force reductions, by the end of 1994 and following successful implementation expects to realize annual pretax benefits in excess of $400 million.

Key elements of the expanded restructuring include:

. Reduction in work force of 10,500 - up 2,200 from the previously announced reduction of 8,300 over a three-year period. The current and prior plans both include a work force reduction of 1,200 employees at S. D. Warren, the Company's printing and publishing papers subsidiary. However, the Company had announced in May it would explore the sale of, or other strategic alternatives for, S. D. Warren. These actions will reduce the work force of the Company and its equity affiliates to approximately 24,000 by the end of this year (approximately 20,000 excluding S. D. Warren).

. Significant decreases in controllable expenses. Examples of areas to be reduced include consulting, travel expenses, office and warehouse space, and other administrative expenses. As part of these reductions, the number of warehouses used in the U.S. tissue business will be scaled back from 60 to 19, memberships in virtually all outside organizations will be eliminated, and fees for many services are being renegotiated.

. Closing and reducing capacity at certain older, high-cost production facilities, including more than 100,000 tons, or more than 5 percent, of tissue manufacturing capacity in the United States and Europe, and the printing and writing paper production operations in the Company's Mexican affiliate. Production facilities will also be streamlined where appropriate to improve efficiency.

The acceleration of the restructuring caused modification of several elements of the previously announced plan. As a result of these modifications, management estimates that no additional special charges are required to accomplish the expanded program. Management does not underestimate the challenges it faces in accomplishing a restructuring of this magnitude.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition -
- - -------------------

Liquidity and Capital Resources
- - -------------------------------

Cash provided by operations during the first six months of 1994 and 1993 was $113.0 million and $35.6 million, respectively. The net amount of cash provided by operations for these periods was adversely affected by increases in working capital. The increase in working capital for the six months ended June 25, 1994 was primarily due to a decrease in payable to suppliers and others.

Capital expenditures were $185.9 million during the first six months of 1994 compared with $177.8 million during the same period in 1993. During 1994 and 1995, the Company plans to invest between $800 and $900 million in capital projects. The projects include: $200 million of spending related to the productivity improvement program; the modernization of the pulp mill in Mobile, Alabama; capacity expansion for the wet wipes business in Dover, Delaware; a sheeting facility for S. D. Warren in Allentown, Pennsylvania; construction of a state-of-the-art tissue mill in Owensboro, Kentucky; and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending from internally-generated funds and previously issued tax-exempt financings.

Total debt at June 25, 1994 was $2,621.3 million compared with $2,397.8 million at June 26, 1993 and $2,546.4 million at December 25, 1993. During the first six months of 1994, the Company's financing activities included the issuance of $45 million of tax-exempt bonds, which will be used to finance a portion of the Owensboro tissue mill construction. The Company retired $85.4 million of debentures primarily through the issuance of commercial paper. The Company also amended a loan agreement to extend maturities of $75.3 million of notes which were transferred from current maturities of long-term debt to long-term debt.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at June 25, 1994.

The Company's debt to equity ratios at June 25, 1994, December 25, 1993 and June 26, 1993 are set forth below:

                       June 25, 1994 December 25, 1993 June 26, 1993
                       ------------- ----------------- -------------

Debt to equity              160%           162%             117%

June 25, 1994 Compared With June 26, 1993
- - -----------------------------------------

Total assets of $6,564.3 million at June 25, 1994 increased $94.0 million or 1.5% compared with total assets of $6,470.3 million at June 26, 1993. The increase was primarily due to an increase in construction funds held by trustees of $106.7 million.

Total liabilities of $4,922.0 million at June 25, 1994 increased $495 million or 11.2% compared with total liabilities of $4,427.0 million of June 26, 1993. The increase was primarily due to an increase in the accruals for restructuring programs of $292.2 million and an increase in total debt of $223.5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition -
- - -------------------

June 25, 1994 Compared With June 26, 1993 (Continued)
- - -----------------------------------------------------

Common shareholders' equity at June 25, 1994 of $1,635.2 million decreased $401.0 million compared with the June 26, 1993 balance of $2,036.2 million due primarily to a net loss resulting from restructuring charges during 1993 as well as foreign currency translation adjustments and dividends paid.

June 25, 1994 Compared With December 25, 1993
- - ---------------------------------------------

Total assets at June 25, 1994 of $6,564.3 million decreased $60.8 million or .9% compared with total assets of $6,625.1 million at December 25, 1993. This was primarily due to a decrease in current assets of $118.7 million.

Total liabilities of $4,922.0 million at June 25, 1994 decreased $127.4 million or 2.5% compared with total liabilities of $5,049.4 million of December 25, 1993. The decrease was primarily due to a decrease in payable to suppliers and others of $101.6 million.

Common shareholders' equity at June 25, 1994 of $1,635.2 million was $66.6 million greater than the balance at December 25, 1993 of $1,568.6 million due primarily to reinvested earnings, shares issued for the exercise of stock options, awards and grants, net of dividends paid.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the adjourned Annual Meeting of the Company's Shareholders held on June 3, 1994, the following persons were duly nominated and elected to serve as Directors on the Company's Board of Directors. Pierre J. Everaert, who had been nominated in the Company's proxy materials, did not stand for election at the meeting. The numbers of votes for and withheld for each individual Director are set forth opposite his or her name:

                             FOR      WITHHELD
                          ----------  --------

William A. Andres         52,924,409   297,460
Jack J. Crocker           52,919,406   302,463
Albert J. Dunlap          52,925,318   296,551
John F. Fort, III         52,856,157   365,712
William H. Gray, III      52,927,051   294,818
Peter Harf                52,948,317   273,552
J. Richard Leaman, Jr.    52,920,724   301,145
Richard K. Lochridge      52,924,582   297,287
Bruce K. MacLaury         52,893,415   328,454
Claudine B. Malone        52,820,515   401,354
Gary L. Roubos            52,931,130   290,739
Paula Stern               52,921,533   300,336

     A proposal to approve the adoption of the stock option and bonus provisions of the Employment Agreement between the Company and Albert J. Dunlap was adopted with 44,467,777 votes in favor, 4,601,657 votes against, 471,597 votes abstaining and 3,680,838 broker nonvotes.

     A proposal to approve the adoption of the portion of the 1994 Long-Term Incentive Plan relating to stock options was adopted with 46,371,458 votes in favor, 10,216,933 votes against, 479,210 votes abstaining and 4,958,386 broker nonvotes.

     A proposal to approve the adoption of the portion of the 1994 Long-Term Incentive Plan relating to restricted stock was adopted with 45,707,938 votes in favor, 10,817,409 votes against, 542,262 votes abstaining and 4,958,386 broker nonvotes.

     A proposal to approve the adoption of the portion of the 1994 Long-Term Incentive Plan relating to performance shares was adopted with 47,493,363 votes in favor, 9,057,337 votes against, 516,901 votes abstaining and 4,958,386 broker nonvotes.

     A proposal to approve the action of the Board of Directors in appointing Price Waterhouse, independent accountants, to be the Company's auditors for the year 1994 was adopted with 61,648,717 votes in favor, 220,524 votes opposed and 156,746 votes abstaining.

Item 5.  Other Information
         -----------------

     On June 20, 1994, William H. Gray, III resigned as a Director of the
Company.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits:

Number                                Description
- - ------                                -----------

10(a) Employment Agreement dated April 19, 1994 between the Company and Albert J. Dunlap

10(b)          1994 Long-Term Incentive Plan

     (b)  Reports on Form 8-K:

     Forms 8-K were filed April 19, 1994 and June 1, 1994, in each case reporting information under Item 5.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Scott Paper Company
                                          --------------------------------
                                              (Registrant)



DATE:  August 8, 1994                     /s/ Edward B. Betz
       --------------                     --------------------------------
                                          Edward B. Betz
                                          Vice President & Controller

                                          (Authorized Signer and
                                          Chief Accounting Officer)

                                 EXHIBIT INDEX

Number                      Description                                    Page
- - ------                      -----------                                    ----

10(a)          Employment Agreement dated April 19,                          17
               1994 between the Company and
               Albert J. Dunlap

10(b)          1994 Long-Term Incentive Plan                                 42