Form 10-Q
period 1994-09-24
SCOTT PAPER CO
filed 1994-11-07
CIK 87949

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC   20549


                                   FORM 10-Q


Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Quarterly Period Ended       September 24, 1994
                                    --------------------------------------------


Commission File No.                  1-2300
                    ------------------------------------------------------------


                              Scott Paper Company
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Pennsylvania                                   23-1065080
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


Scott Plaza, Philadelphia, Pennsylvania               19113
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


                                (610) 522-5000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes     X         No
                                                      ----------      ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                  Outstanding at November 1, 1994
- ---------------------------                      -------------------------------
Common Shares, no par value                             75,209,226    shares
                                                     ----------------

                              SCOTT PAPER COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements:

            Consolidated statement of earnings for the three month
             and nine month periods ended September 24, 1994,
             and September 25, 1993......................................  3

            Consolidated balance sheet at September 24, 1994,
             December 25, 1993, and September 25, 1993...................  4

            Consolidated statement of changes in common share-
             holders' equity for the three month period ended
             December 25, 1993, and the nine month period
             ended September 24, 1994....................................  5

            Consolidated statement of cash flows (condensed) for
             the nine month periods ended September 24, 1994
             and September 25, 1993......................................  6

            Notes to Consolidated Financial Statements...................  7

   Item 2.  Management's Discussion and Analysis.........................  9


PART II.   OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K............................. 13



Signatures .............................................................. 14


Exhibit Index ........................................................... 15

                              SCOTT PAPER COMPANY
                              -------------------
                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                        -----------------------------  -------------------------
                                              Sept. 24,    Sept. 25,       Sept. 24,    Sept. 25,
                                              --------     --------      ---------    ---------
                                                1994         1993(a)         1994       1993(a)
                                                ----         ----            ----       ----

Sales                                           $1,172.0    $1,175.1         $3,449.1   $3,528.8
                                                --------    --------         --------   --------
Costs and expenses
 Product costs                                     857.5       874.2          2,562.5    2,649.7
 Marketing and distribution                        129.9       147.3            409.7      450.0
 Research, administration and general               53.4        60.6            173.1      177.3
 Other                                              (0.9)       (3.0)             0.6        4.0
                                                --------    --------         --------   --------
                                                 1,039.9     1,079.1          3,145.9    3,281.0
                                                --------    --------         --------   --------
Income from operations                             132.1        96.0            303.2      247.8
Interest expense                                    47.0        46.5            137.3      138.8
Other income and (expense)                           1.8         1.0              4.1        3.2
                                                --------    --------         --------   --------
Income before taxes                                 86.9        50.5            170.0      112.2
Taxes on income                                     32.6        29.9             63.8       53.7
                                                --------    --------         --------   --------
Income before share of earnings of
 international equity affiliates and
 cumulative effect of accounting
 change                                             54.3        20.6            106.2       58.5
Share of earnings of international
 equity affiliates                                   6.3         4.0             19.8       13.1
                                                --------    --------         --------   --------
Income before cumulative effect of
 accounting change                                  60.6        24.6            126.0       71.6
Cumulative effect of change in
 accounting for income taxes                           -           -                -       21.7
                                                --------    --------         --------   --------
Net Income                                      $   60.6    $   24.6         $  126.0   $   93.3
                                                ========    ========         ========   ========

Earnings per share:
 Income before cumulative effect of
 accounting change                              $   0.80    $   0.33         $   1.68   $   0.97
   Cumulative effect of change in
   accounting for income taxes                         -           -                -       0.29
                                                --------    --------         --------   --------
Net income                                      $   0.80    $   0.33         $   1.68   $   1.26
                                                ========    ========         ========   ========

Dividends per share                             $   0.20    $   0.20         $   0.60   $   0.60

Average shares outstanding                          74.8        74.0             74.6       74.0

(a) Certain accounting reclassifications (not affecting net income) have been made to present more clearly the results of operations.



The accompanying notes are an integral part of these financial statements.

                              SCOTT PAPER COMPANY
                              -------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Millions)


                                           September 24, 1994    December 25, 1993     September 25, 1993
                                          --------------------  --------------------  --------------------
                                              (Unaudited)                                 (Unaudited)
Assets
- ------
Current assets
 Cash and cash equivalents                           $  106.1              $  133.6              $  138.5
 Receivables                                            602.1                 600.3                 587.6
 Inventories
  Finished products                       $   189.5             $   220.0             $   239.1
  Work in process                              86.0                  69.6                  84.2
  Raw materials and other                     222.9      498.4      234.1      523.7      253.1      576.4
                                          ---------             ---------             ---------
 Deferred income taxes                                   223.2                 277.9                 173.2
 Prepaid items and other                                  68.9                  74.4                  64.8
                                                      --------              --------              --------
                                                       1,498.7               1,609.9               1,540.5
Plant assets at cost                        7,527.8               7,298.9               7,227.3
 Accumulated depreciation                  (3,447.9)   4,079.9   (3,275.0)   4,023.9   (3,256.3)   3,971.0
                                          ---------             ---------             ---------
Timber resources                                         112.8                 113.0                 113.8
Investments in and advances
 to affiliates                                           310.4                 307.9                 341.2
Construction funds held by trustees                       91.4                  87.1                   1.5
Notes receivable, goodwill
 and other assets                                        502.8                 483.3                 484.0
                                                      --------              --------              --------
   Total                                              $6,596.0              $6,625.1              $6,452.0
                                                      ========              ========              ========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities
 Payable to suppliers and others                      $  779.5              $  891.5              $  860.3
 Accruals for restructuring programs                     418.2                 639.0                 179.8
 Current maturities of long-term debt                    108.1                 180.2                 313.0
 Accrued taxes on income                                  51.6                  59.1                  52.5
                                                      --------              --------              --------
                                                       1,357.4               1,769.8               1,405.6
Long-term debt                                         2,518.1               2,366.2               2,161.2
Deferred income taxes and
 other liabilities                                     1,004.6                 913.4                 883.4
                                                      --------              --------              --------
                                                       4,880.1               5,049.4               4,450.2
Preferred shares                                           7.1                   7.1                   7.1
Common shareholders' equity                            1,708.8               1,568.6               1,994.7
                                                      --------              --------              --------
  Total                                               $6,596.0              $6,625.1              $6,452.0
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

                                                                     Cumulative
                                    Reinvested   Common  Treasury   Translation
                                     Earnings    Shares   Shares     Adjustment     Total
                                    ----------   ------  --------   -----------     -----

Balance at September 25, 1993         $1,757.0   $450.0    $(12.4)      $(199.9)  $1,994.7

Net loss                                (370.3)                                     (370.3)

Dividends
 Common shares                           (14.8)                                      (14.8)
 Preferred shares                         (0.1)                                       (0.1)

Shares issued for the
 exercise of stock options,
 stock awards, and
 restricted stock grants                            0.4                                0.4

Foreign currency
 translation adjustment                                                   (27.6)     (27.6)

Minimum pension liability charge         (13.7)                                      (13.7)

- ------------------------------------------------------------------------------------------

Balance at December 25, 1993           1,358.1    450.4     (12.4)       (227.5)   1,568.6

Net income                               126.0                                       126.0

Dividends
 Common shares                           (44.7)                                      (44.7)
 Preferred shares                         (0.2)                                       (0.2)

Shares issued for the
 exercise of stock options,
 stock awards, and
 restricted stock grants                           32.2       1.4                     33.6

Foreign currency
 translation adjustment                                                    25.5       25.5

- ------------------------------------------------------------------------------------------

Balance at September 24, 1994         $1,439.2   $482.6    $(11.0)      $(202.0)  $1,708.8
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


                                              Nine Months Ended
                                        -----------------------------
                                          Sept. 24,       Sept. 25,
                                          ---------       ---------
                                             1994            1993
                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
Net income                                  $ 126.0         $  93.3

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Cumulative effect of
   accounting change                              -           (21.7)
  Share of earnings of
   affiliates, net of
   distributions                              (15.0)           (7.6)
  Depreciation, cost of timber
   harvested and amortization                 230.7           223.5
  Deferred income taxes                        41.3            23.6
  Gains on asset sales                         (0.3)           (4.6)
  Postretirement benefits, net
   (funding) cost                              (9.9)           18.5
  Net changes in current assets              (170.2)         (203.0)
   and current liabilities                   ------         -------
Net cash provided by operating                202.6           122.0
 activities                                  ------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------
Investments in plant assets, timber
 resources and other assets                  (276.1)         (293.7)
Advances to affiliates, net                    (1.8)           (1.9)
Other investing                                 8.6             8.8
                                            -------         -------
Net cash used for investing activities       (269.3)         (286.8)
                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
Dividends paid                                (44.9)          (44.6)
Proceeds from issuance of long-term debt      537.7           434.5
Repayments of long-term debt                 (466.8)         (213.0)
Net decrease in short-term borrowings         (10.6)          (12.9)
Other financing                                20.5             1.2
                                            -------         -------
Net cash provided by financing
 activities                                    35.9           165.2
                                            -------         -------
Effect of exchange rate changes on cash         3.3            (3.6)
                                            -------         -------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                  (27.5)           (3.2)

Cash and cash equivalents at beginning
 of period                                    133.6           141.7
                                            -------         -------
Cash and cash equivalents at end of
 period                                     $ 106.1         $ 138.5
                                            =======         =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------


1. Statement of Information Furnished
   ----------------------------------

   The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of September 24, 1994, September 25, 1993, and December 25, 1993, and the earnings and cash flows for the nine month periods ended September 24, 1994, and September 25, 1993.

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

2. Supplemental Cash Flow Information
   ----------------------------------

   Cash payments for interest, net of amounts capitalized, were $129.2 million and $119.2 million during the first nine months of 1994 and 1993, respectively. Cash payments for income taxes were $30.6 million and $20.6 million during the first nine months of 1994 and 1993, respectively.

3. Restructuring and Productivity Improvement
   ------------------------------------------

   At year-end 1993, the Company had accruals for restructuring programs of $639.0 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first nine months of 1994, $220.8 million was charged to these reserves primarily for lump sum payments related to early retirements, the reclassification to the appropriate long-term liability accounts of special termination benefits related to those retirements, and the effects of the sale of the polystyrene bead operations.

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

- ------------------------------------------



5. Subsequent Event
   ----------------

   On October 8, 1994, the Company signed an agreement with a global investment group for the sale of S. D. Warren, the Company's printing and publishing papers subsidiary, for $1.6 billion, subject to certain adjustments. The investment group is headed by Sappi, Ltd., a paper and forest products company. The group also includes DLJ Merchant Banking Partners, L.P. and its affiliated funds as well as UBS Capital Corporation, the U.S. private investment arm of Union Bank of Switzerland. Under the terms of the agreement, the Company will retain responsibility for certain environmental, restructuring and other liabilities. The transaction is expected to close by mid-December 1994, once certain conditions are met.

   On October 24, 1994, the Company announced that it had signed a letter of intent to sell its Mobile, Alabama, energy and recovery complex for $350 million to a wholly owned subsidiary of The Southern Company. The transaction, pending regulatory approvals, is expected to close by mid-December 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- ---------------------

Third Quarter 1994 Compared With Third Quarter 1993
- ---------------------------------------------------

The Company's third quarter net income on a comparable basis increased 73% to $60.6 million from $35.1 million for the same period in 1993. Including the effect of the tax law change, net income was $24.6 million for the third quarter of 1993. Earnings per share for the quarter were up 67% to $0.80 from $0.48 in 1993 ($0.33 per share including the effect of the tax law change recorded last year). These results were achieved on sales of $1.17 billion which are approximately the same as last year.

The third quarter results represent the best quarterly performance in four years and reflect the initial benefits of the cost reduction and restructuring efforts which were first announced in late 1993 and expanded and accelerated in August 1994. By the end of the third quarter, the Company's worldwide work force was approximately 27,600, a reduction of almost 7,000 people since the start of the cost reduction program. By the end of 1994, the Company expects to complete the broader restructuring, which includes a reduction in its worldwide work force of approximately 10,500, significant decreases in controllable expenses, and closing and reducing capacity at certain older, high-cost production facilities. The Company expects annual pre-tax benefits in excess of $400 million following successful implementation of the program.

Income from operations for the consolidated global tissue business increased 48% in the third quarter of 1994 compared with the same period last year. All regions contributed significantly higher earnings due primarily to lower manufacturing and administrative costs, and the operating margin for this business reached a new high of 13.6%. Income from operations for the U.S. tissue business increased 47% over the same quarter last year, despite a 2% decline in sales revenue on 3% lower volume. This increase was due primarily to lower manufacturing and administrative costs.

Outside the U.S., earnings of the European tissue business increased 47% from 1993, while the market remained weak. For the Pacific region, sales revenue in the third quarter was 10% above last year and earnings were 46% higher. The Company recently became the first international tissue company to have a presence in China, with the announcement of its joint venture with Shanghai Paper Corporation. Scott's share of earnings from its equity affiliates also increased in the quarter primarily due to cost reductions.

Third quarter income from operations for S. D. Warren, the Company's printing and publishing papers subsidiary, increased 1% from last year. Sales revenue was up 1% and volume was 4% higher. For the first time since the end of 1990, the U.S. coated paper market is no longer oversupplied. Strengthening demand and prices for S. D. Warren's coated papers were experienced as the quarter progressed. On October 8, 1994, the Company signed an agreement for the sale of
S. D. Warren. See Note 5 in the Notes To Consolidated Financial Statements for further detail on this subsequent event.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- ---------------------

Nine Months 1994 Compared With Nine Months 1993
- -----------------------------------------------

For the first nine months of 1994, net income and earnings per share were $126.0 million and $1.68 per share, respectively, compared to $93.3 million of net income and per share earnings of $1.26 in 1993. Excluding the negative effect of the income tax law change and the positive effect of the required adoption of Financial Accounting Standard No. 109, Accounting for Income Taxes, net income and earnings per share were $82.1 million and $1.12, respectively, in 1993. Dollar sales for the first nine months of 1994 declined 2% to $3.45 billion.

Results for the first nine months of 1994 reflect the Company's progress in its cost reduction and restructuring efforts which were first announced in late 1993 and which were expanded and accelerated in August 1994. By the end of the third quarter, the Company's worldwide work force was approximately 27,600, a reduction of almost 7,000 people since the start of the cost reduction program. By the end of 1994, the Company expects to complete the broader restructuring, which includes a reduction in its worldwide work force of approximately 10,500, significant decreases in controllable expenses, and closing and reducing capacity at certain older, high-cost production facilities. The Company expects annual pretax benefits in excess of $400 million following successful implementation of the program.

Income from operations for the consolidated global tissue business was up 36% in the first nine months of 1994 despite a 2% decline in sales revenue. All regions reported higher earnings, with cost reductions being a primary factor in the improvement. Income from operations for the U.S. tissue business increased 40% in the first nine months of 1994 versus the same period last year, primarily due to reduced manufacturing and administrative costs. Sales revenue was flat on 2% lower volume. Outside the U.S., income from operations for the European tissue business increased 24%, with sales revenue declining 8% as the market remained weak. For the Pacific region, sales revenue for the nine months was 8% above last year on higher volume and earnings increased 40%. Scott's share of earnings from its equity affiliates also increased in the first nine months of 1994 compared to the prior year, primarily due to cost reductions.

S. D. Warren's income from operations declined 42% during the first nine months of 1994. Sales revenue declined 2% while volume was 1% higher. During the first half of 1994, coated paper markets continued to be over-supplied by excess industry capacity and imported paper, which caused downward pressure on pricing. Demand and prices for Warren's coated papers strengthened during the third quarter, with orders and backlogs increasing significantly compared to the prior year. On October 8, 1994, the Company signed an agreement for the sale of S. D. Warren. See Note 5 in the Notes To Consolidated Financial Statements for further detail on this subsequent event.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition -
- -------------------

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations during the first nine months of 1994 and 1993 was $202.6 million and $122.0 million, respectively. The net amount of cash provided by operations for these periods was affected by increases in working capital. The increase in working capital for the nine months ended September 24, 1994 was primarily due to a decrease in payable to suppliers and others.

Capital expenditures were $276.1 million during the first nine months of 1994 compared with $293.7 million during the same period in 1993. During 1994 and 1995, the Company plans to invest between $600 and $650 million in capital projects. The projects include: the modernization of the pulp mill in Mobile, Alabama; capacity expansion for the wet wipes business in Dover, Delaware; construction of a converting facility in Yucca, Arizona and a state-of-the-art tissue mill in Owensboro, Kentucky; and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally-generated funds.

Total debt at September 24, 1994 was $2,626.2 million compared with $2,546.4 million at December 25, 1993 and $2,474.2 million at September 25, 1993. During the first nine months of 1994, the Company's financing activities included the issuance of $45 million of tax-exempt bonds, which will be used to finance a portion of the Owensboro tissue mill construction. The Company retired $85.4 million of debentures primarily through the issuance of commercial paper. The Company also amended a loan agreement to extend maturities of $75.3 million of notes, which were transferred from current maturities of long-term debt to long-term debt. The Company intends to use the after-tax proceeds from the sale of
S. D. Warren and the Mobile energy and recovery complex to reduce debt and, possibly, repurchase Company stock.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at September 24, 1994.

The Company's debt to equity ratios at September 24, 1994, December 25, 1993 and September 25, 1993 are set forth below:

                  September 24, 1994   December 25, 1993   September 25, 1993
                  -------------------  ------------------  -------------------
Debt to equity           153%                162%                 124%

September 24, 1994 Compared With December 25, 1993
- --------------------------------------------------

Total assets at September 24, 1994 of $6,596.0 million decreased $29.1 million compared with total assets of $6,625.1 million at December 25, 1993. Current assets decreased $111.2 million, primarily due to decreases in deferred income taxes, inventories and cash and cash equivalents. Net plant assets increased $56.0 million during the nine months ended September 24, 1994.

Total liabilities of $4,880.1 million at September 24, 1994 decreased $169.3 million or 3.4% compared with total liabilities of $5,049.4 million of December 25, 1993. The decrease was primarily due to a decrease in payable to suppliers and others of $112.0 million.

Common shareholders' equity at September 24, 1994 of $1,708.8 million was $140.2 million greater than the balance at December 25, 1993 of $1,568.6 million due primarily to reinvested earnings, shares issued for the exercise of stock options, awards and grants, net of dividends paid.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

Financial Condition (Continued)
- -------------------

September 24, 1994 Compared With September 25, 1993
- ---------------------------------------------------

Total assets of $6,596.0 million at September 24, 1994 increased $144.0 million or 2.2% compared with total assets of $6,452.0 million at September 25, 1993. The increase was primarily due to increases in construction funds held by trustees of $89.9 million and net plant assets of $108.9 million.

Total liabilities of $4,880.1 million at September 24, 1994 increased $429.9 million or 9.7% compared with total liabilities of $4,450.2 million of September 25, 1993. The increase was primarily due to an increase in the accruals for restructuring programs of $238.4 million and an increase in total debt of $152.0 million.

Common shareholders' equity at September 24, 1994 of $1,708.8 million decreased $285.9 million compared with the September 25, 1993 balance of $1,994.7 million due primarily to a net loss resulting from restructuring charges during 1993 as well as dividends paid.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits:


Number                           Description
- ------                           ------------
3(b)              The Company's Bylaws, amended July 19, 1994, effective January
                  1, 1995

10(a) 1994 Long-Term Incentive Plan, as amended July 19, 1994, incorporated by reference to Exhibit 4(a) to the Company's
                  Registration Statement No. 33-56159 on Form S-8

10(b)             Form of Restricted Stock Agreement dated as of September 16,
                  1994 between the Company and other grantees of restricted shares under the 1994 Long-Term Incentive Plan

10(c)             Directors' Retirement Benefit Plan, as amended July 19, 1994

10(d)             Directors' Deferred Compensation Plan, as amended July 19,
                  1994

10(e)             Agreement dated August 11, 1994 between the Company and J.R.
                  Leaman, Jr.

     (b)  Reports on Form 8-K:

     Forms 8-K were filed September 1, 1994 (reporting under Item 4), October 11, 1994 (reporting under Item 5) and October 25, 1994 (reporting under Item 5).

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Scott Paper Company
                                                   -----------------------------
                                                              (Registrant)



DATE:    November 4, 1994                                 /s/ Edward B. Betz
       --------------------                        -----------------------------
                                                             Edward B. Betz
                                                     Vice President & Controller

                                                       (Authorized Signer and
                                                      Chief Accounting Officer)

                                 EXHIBIT INDEX



Number                           Description
- ------                           -----------

3(b)              The Company's Bylaws, amended July 19, 1994, effective January
                  1, 1995

10(a) 1994 Long-Term Incentive Plan, as amended July 19, 1994, incorporated by reference to Exhibit 4(a) to the Company's
                  Registration Statement No. 33-56159 on Form S-8

10(b)             Form of Restricted Stock Agreement dated as of September 16,
                  1994 between the Company and other grantees of restricted shares under the 1994 Long-Term Incentive Plan

10(c)             Directors' Retirement Benefit Plan, as amended July 19, 1994

10(d)             Directors' Deferred Compensation Plan, as amended July 19,
                  1994

10(e)             Agreement dated August 11, 1994 between the Company and J.R.
                  Leaman, Jr.