Form 10-K
SCOTT PAPER CO
filed 1995-03-30
CIK 87949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
 For the Fiscal Year Ended December 31,      Commission File Number 1-2300
                  1994

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

                                              NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                      ON WHICH REGISTERED
-------------------------------- ----------------------------------------------
Cumulative Senior Preferred
 Shares (without par value)
 Series designated $3.40 Cumula-
  tive Senior Preferred Shares.. Philadelphia Stock Exchange
 Series designated $4.00 Cumula-
  tive Senior Preferred Shares.. Philadelphia Stock Exchange
Common Shares (without par val-  New York Stock Exchange; Philadelphia Stock
 ue)............................  Exchange; Pacific Stock Exchange

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

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING:
$5,839,610,000 AT THE CLOSE OF BUSINESS ON FEBRUARY 17, 1995.

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 76,086,131 COMMON SHARES OUTSTANDING AS OF FEBRUARY 17, 1995.

DOCUMENTS INCORPORATED BY REFERENCE: (1) THE COMPANY'S 1994 ANNUAL REPORT TO SHAREHOLDERS INCORPORATED PARTIALLY IN PARTS I AND II HEREOF AND (2) THE COMPANY'S PROXY STATEMENT DATED MARCH 10, 1995, INCORPORATED PARTIALLY IN PARTS II AND III HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Scott Paper Company continues a business established in 1879. It was incorporated in Pennsylvania in 1922 as the successor to a company of the same name incorporated in Pennsylvania in 1905. Its executive offices are located at Scott Plaza, Philadelphia, Pennsylvania 19113-1585 (tel. 610/522-5000). As used herein, the terms "Scott" and "Company" refer to Scott Paper Company and its consolidated domestic and international subsidiaries unless the context otherwise indicates. Information contained herein is for 1994 or as of December 31, 1994, except as otherwise specified.

  For the past several years, the Company's business has consisted of two segments, tissue products and printing and publishing papers. In December 1994, the Company sold its printing and publishing papers business, consisting principally of its wholly-owned subsidiary, S.D. Warren Company. In the statement of consolidated operations contained in the Company's 1994 Annual Report to Shareholders, the sold business is reported as a discontinued operation. Information contained herein is exclusive of the discontinued operation unless otherwise specified.

  Page 39 of the Company's 1994 Annual Report to Shareholders shows, for 1994, 1993 and 1992, the sales, income (loss) before taxes and identifiable assets of the Company's remaining segment, tissue products, by geographic area. Pages 30 and 31 of the Company's 1994 Annual Report to Shareholders contains information on the Company's unconsolidated international affiliates in Canada and Mexico, which are reported on the equity method, including their combined sales, assets and net income (loss), and Scott's share of their net income (loss). These pages are incorporated herein by reference.

RESTRUCTURING

  In January 1994, the Company announced plans to reduce the number of persons employed by the Company and its unconsolidated international affiliates from 33,000 to approximately 24,700 over a three-year period, and to realign and shut down some older and inefficient tissue producing and converting assets in the United States and Europe. In August 1994, the plan was modified to accelerate the timing and increase the total of the work force reductions. The plan was completed by the end of 1994. See "Employees" below.

ASSET SALES

  In December 1994, the Company sold its printing and publishing papers business, consisting principally of its wholly-owned subsidiary, S.D. Warren Company, to an investor group led by Sappi Limited for $1.6 billion, including the buyer's assumption of approximately $120 million in debt. In connection therewith, the Company entered into a long-term agreement to supply pulp from its Mobile, Alabama pulp mill to the adjacent S.D. Warren mill.

  In December 1994, the Company completed the sale of the energy and recovery complex assets (the "Energy Complex") located at its Mobile, Alabama mill site to Mobile Energy Services Company, Inc. (MESC), which is a wholly-owned subsidiary of The Southern Company. The Company received approximately $350 million, consisting of approximately $265 million in cash and the buyer's assumption, guaranteed by The Southern Company, of $85 million of debt under a tax-exempt financing relating to the Energy Complex. Under terms of an agreement, MESC will provide power, steam and pulping liquor to the Scott and S.D. Warren mills located at this site.

  In December 1994, the Company sold substantially all of its interest in Scott Health Care, a 50%-owned joint venture which manufactures and markets adult incontinence and wound care products, to Molnlycke AB of Sweden, the other owner of the venture, for $65.7 million. The remainder of the Company's interest in Scott Health Care was sold to Molnlycke AB in March 1995. The Company entered into agreements with separate parties in December 1994 to sell its United States foodservice products business, including a manufacturing site in Oshkosh, Wisconsin, and Cross Paperware Limited, its United Kingdom foodservice business.

  Information contained herein is exclusive of the assets and businesses either sold or subject to a contract of sale by the end of 1994, unless otherwise specified.

  In the fourth quarter of 1994, the Company announced its intention to divest additional assets, including its remaining timberlands in the United States and Canada, the Scott Maritimes Limited pulp mill in Nova Scotia, the pulp mill in Miranda del Ebro, Spain, its 20% interest in companies owning a eucalyptus pulp mill and timberlands in Chile, the pulp operations at its Everett, Washington and Mobile, Alabama mills, the energy facility at its Chester, Pennsylvania mill, and corporate real estate, including its corporate headquarters buildings near Philadelphia, Pennsylvania. In February 1995 the Company announced that it had signed a letter of intent to sell the Chester energy facility for $170 million. In March 1995 the Company announced that it had signed an agreement to sell its corporate headquarters building for $39 million and that its worldwide headquarters would be relocated to Boca Raton, Florida.

TISSUE PRODUCTS

  The Company's tissue products segment includes products (primarily tissue products) for personal care and environmental cleaning and wiping manufactured and marketed by the Company and its unconsolidated international affiliates. The Company believes that this business, including the Company's unconsolidated international affiliates, is the world's largest manufacturer and marketer of tissue products in each of the consumer and away-from-home markets.

  OPERATIONS IN THE AMERICAS

  The Company's principal consumer tissue products marketed in the United States are listed in the following table:


            BATHROOM TISSUE                        DISPOSABLE TOWELS
            ---------------                        -----------------
  Cottonelle, ScotTissue, Family Scott        Job Squad, ScotTowels, Viva


FACIAL TISSUE                BABY WIPES           PREMOISTENED CLEANSINGA CLOTHS
-------------                ----------           ------------------------------
  Scotties          Baby Fresh, Wash a-bye Baby          Sofkins, KidFresh



               NAPKINS                           "DO-IT-YOURSELF" PRODUCTS
               -------                           -------------------------
  Scott, Viva and Viva Accents            Shop Towels on a Roll; Rags in a Box;
  napkins                                 Gotcha Covered drop cloths; Ultra
                                          Scrub cloths

  The Company's consumer products are marketed principally through supermarkets, drug stores, warehouse clubs, convenience stores and mass merchandisers. The principal methods of competition in consumer tissue markets include product quality, price, design, packaging, advertising and promotion. ScotTissue bathroom tissue, ScotTowels paper towels, Scotties facial tissue, Scott napkins and Wash a-bye Baby baby wipes are the Company's principal brands in the value segment of the consumer market. In the premium segment of the consumer market, Scott's principal brands include Cottonelle bathroom tissue, Job Squad and Viva disposable towels and Baby Fresh baby wipes. In addition, the Company sells a "Do-It-Yourself" line of disposable auto care and home maintenance products.

  The Company's principal competitors in the United States consumer tissue market are The Procter & Gamble Company, James River Corporation of Virginia, Kimberly-Clark Corporation and Georgia-Pacific Corporation. The Company believes that it has the second largest market share in the product categories listed above, in the aggregate, in the United States. The Company believes that its principal competitive strengths in the consumer tissue market include the Scott name and reputation for quality and value, strong market positions and a strong sales force, and that its principal competitive weaknesses have included a lack of nationwide distribution of certain premium brands and uneven marketing support.

  The Company's principal away-from-home products marketed in the United States are listed in the following table:

                                          ENVIRONMENTAL CLEANING AND WIPING
     PERSONAL CARE PRODUCTS                            PRODUCTS
     ----------------------               ---------------------------------
  Bathroom Tissue--JRT, Cottonelle        Critical Task Wipers--Micro-Wipes
   and ScotTissue                          and Scottpure
  Facial Tissue--Scotties                 General Purpose Wipers--EconoMizer,
  Towels--Scottfold, Scott Select,         WypAll and Scottcloth
   Sequel and Premiere                    Custom Wipers--Sani-Prep dairy
  Soaps--Sani-Fresh, Sani-Tuff and         towels
   SureTouch                              Special Task Systems--Cleanworks
  Toilet Seat Covers--P.S. Personal        concentrated cleaning chemical
   Seats                                   dispensing system, WetTask
  Industrial Garments--Durafab             cleaning system
  Napkins--Scottex and Admiral
                                                        FIXTURES
                                                        --------
                                          Dispensing systems for bathroom
                                          tissue, towels, soaps, toilet seat
                                          covers, facial tissue, napkins and
                                          wiping products--Windows, In-Sight
                                          and  Reflections

  The Company's away-from-home products and product systems are sold through a selective distribution network primarily to manufacturing, lodging, office building, foodservice and health care establishments and high volume public facilities. The away-from-home market has generally grown more rapidly than the consumer market for tissue products, and is expected to continue to do so. Competition in away-from-home markets is primarily on the basis of price, product utility, product quality and service. The Company's away-from-home business continues to aggressively pursue its strategy of meeting the needs of key end-user markets with distinctive products and product systems.

  The Company's principal competitors in the United States away-from-home products market are Fort Howard Corporation, James River Corporation of Virginia and Kimberly-Clark Corporation. The Company believes that it has the second largest market share in the product categories listed above, in the aggregate, in the United States. The Company believes that its principal competitive strengths in the away-from-home products market include the Scott name and reputation for quality and value, strong market positions, a strong sales force, the capability to manage the sale of products through distributor organizations and the ability to bring distinctive products and product systems rapidly to market.

  While the restructuring program undertaken in 1994 significantly reduced corporate overhead and labor density at the Company's United States manufacturing facilities, which produce both consumer and away-from-home products, most of these facilities still have relatively complex process flows and older equipment.

  The Company's tissue business in the Americas outside the United States is conducted by the consolidated subsidiaries in Costa Rica and Honduras and the unconsolidated affiliates in Canada and Mexico which, together with Scott's direct or indirect ownership interest therein, are listed below.

  CANADA -- Scott Paper Limited (50% owned)

  COSTA RICA -- Scott Paper Company de Costa Rica, S.A. (51% owned)

  HONDURAS -- Scott Paper Company-Honduras, S.A. de C.V./(1)/

  MEXICO -- Compania Industrial de San Cristobal, S.A. (48.8% owned)/(2)/
--------
/(1)/ This subsidiary is 100% owned by Scott Paper Company de Costa Rica, S.A. /(2)/ An additional 3.1% of this affiliate is owned by a 40%-owned Mexican affiliate of the Company.

  Scott Paper Limited manufactures and markets consumer and away-from-home products and systems similar to those marketed by the Company in the U.S., including Cottonelle, Purex and White Swan bathroom tissue, ScotTowels, Viva and White Swan disposable towels, Scotties and White Swan facial tissue and Scott Family napkins, and markets Baby Fresh baby wipes. Scott Paper Limited is the largest producer of tissue products in Canada.

  Compania Industrial de San Cristobal, S.A., through its subsidiaries and affiliates, manufactures and markets consumer tissue products, including Petalo bathroom tissue, towels and napkins, Confort and Saba sanitary protection products and Baby Fresh baby wipes, as well as away-from-home products and product systems. This affiliate also produces coated and uncoated printing and writing papers for the Mexican market. In 1994 this affiliate began an expansion program which includes the installation of a new tissue machine and a recycled fiber facility. The Costa Rican subsidiary and its subsidiary in Honduras produce consumer tissue products, principally Natural bathroom tissue, for Central American and Caribbean markets.

  EUROPEAN OPERATIONS

  Scott's European tissue business is conducted by the following consolidated subsidiaries and in certain cases by their wholly-owned subsidiaries, all of which are wholly-owned directly or indirectly by Scott unless otherwise noted.

  BELGIUM -- Scott Continental N.V.

  FRANCE -- Scott S.N.C.

  GERMANY -- Scott Paper GmbH, Scott GmbH

  ITALY -- Scott S.p.A.

  THE NETHERLANDS -- Scott Page B.V.

  PORTUGAL -- Scott Paper Portugal Lda.

  SPAIN -- Scott Iberica, S.A. (99.7% owned)

  UNITED KINGDOM -- Scott Limited, Cross Paperware Limited/(1)/
--------
/(1)/ The Company completed the sale of this subsidiary in March 1995.

  The Company's European subsidiaries generally market both consumer tissue products and away-from-home products and product systems in their own countries, and the products are manufactured either by the same subsidiaries or by others under arrangements designed to optimize use of the Company's manufacturing facilities across Europe. The Company's principal consumer products which are marketed in several European countries include Scottex bathroom tissue, disposable towels, napkins and facial tissue, Baby Fresh baby wipes and Cotonelle bathroom tissue and facial tissue. Similar products are sold under the Andrex trademark in the United Kingdom, the Le Trefle trademark in France, the Cel trademark in Spain, the Servus and Pro Natur trademarks in Germany and the Page and Popla trademarks in the Netherlands and Belgium.

  The Company's European subsidiaries together constitute the largest marketers of tissue products in the European Union. The Company's principal competitors in Europe include companies controlled by The Procter & Gamble Company, James River Corporation of Virginia and Svenska Cellulosa AB SCA. The subsidiaries in Belgium, Italy, The Netherlands, Spain and the United Kingdom are the largest marketers of tissue products in their respective countries; those in France and Portugal are the second largest; and the German subsidiary is one of the four largest. The Company's principal competitive strengths in Europe generally include strong market positions, brand names common to several countries, certain manufacturing technologies and an increasingly integrated management and manufacturing system.

  PACIFIC OPERATIONS

  The Company's tissue business in the Pacific region is conducted by the consolidated subsidiaries in China, Hong Kong, Japan, Malaysia, Singapore, Taiwan and Thailand and the unconsolidated affiliate in Korea listed below. Scott's direct or indirect ownership interest is 100% unless otherwise noted.

  CHINA -- Scott Paper (Guangzhou) Limited (75% owned); Scott Paper
           (Shanghai) Co., Ltd. (56% owned)/(1)/

  HONG KONG -- Scott Paper (Hong Kong) Limited

  JAPAN -- Scott Japan Limited

  KOREA -- Ssangyong Paper Co., Ltd. (23.8% owned)

  MALAYSIA -- Scott Paper (Malaysia) Sdn. Bhd.

  SINGAPORE -- Scott Paper (Singapore) Pte. Ltd.

  TAIWAN -- Taiwan Scott Paper Corporation (66.7% owned)

  THAILAND -- Scott Trading Limited; Thai-Scott Paper Company Limited (99.6%
              owned)
--------
/(1)/ This subsidiary was formed in January 1995 and its operations are expected to commence in 1995.

  The Company's Pacific subsidiaries and affiliates in most cases market consumer tissue products and away-from-home products and product systems in their own countries, and the products are manufactured either by the same subsidiaries or by other Company operations. The consumer products sold in this region include bathroom tissue, disposable towels, napkins, facial tissue and baby wipes under a variety of trademarks, including Scott, Scottex, Cottonelle, Baby Fresh, Sujay (in Taiwan) and Andrex and Purex (in Hong Kong).

  In August 1994 the Company announced an agreement to form Scott Paper (Shanghai) Co., Ltd., a joint venture with Shanghai Paper Corporation, China's largest paper manufacturer, to produce tissue products at a new site in Shanghai. The facility is expected to start up in 1995. In December 1994 the Company announced that it had reached an agreement with an Indonesian corporation to establish a joint venture in that country which would be owned 80% by Scott.

  The subsidiaries in Malaysia, Singapore, Taiwan and Thailand are the largest marketers of tissue products in their respective countries. The Company's principal competitors in most of the countries in this region in which it operates are locally based. Tissue markets in this region are growing more rapidly than in the United States and Europe.

  GENERAL

  The Company generally maintains inventories to meet the delivery requirements of its customers, and in most cases the backlog of customer orders is not significant in relation to sales. The Company has patents and patent applications which cover some of its products or the processes or equipment used in manufacturing them. The Company believes that the most significant of these patents and patent applications relate to certain processes for manufacturing its higher quality products and pulp. The trademarks for all major products are federally registered. The Company believes that such trademarks, as a whole, are material to its business.

SUPPLY OF RAW MATERIAL

  The Company's paper products are manufactured principally from wood pulp. The pulp mills and recycled fiber facilities of the Company's consolidated operations produce somewhat more than 50% of the amount of pulp used by its paper manufacturing operations. The Company's unconsolidated affiliates in Canada and Mexico in the aggregate produce somewhat more than 50% of their own pulp. Recycled fiber provides approximately 25% of the pulp used by the Company's consolidated manufacturing operations and approximately the same percentage of the aggregate pulp requirements of the unconsolidated affiliates in Canada and Mexico.

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

  The Company's annual harvest of pulpwood from its U.S. and Nova Scotia timberlands, which constitutes approximately 65% of the total annual harvest from such timberlands, equals approximately 30% of the requirements of the pulp mills (excluding recycled fiber facilities) of the Company's consolidated North American operations. Substantially all of the remainder of the timber harvest is sold as logs in international and U.S. markets. None of the Company's consolidated international subsidiaries has significant timberlands.

  As stated under "Asset Sales" on page 2, the Company has announced its intention to divest certain pulp and timber operations. If these divestitures occur, the Company's operations would need to rely more heavily on purchased fiber, including fiber purchased from the buyers of these facilities.

ENERGY SOURCES

  Approximately 47% of the energy requirements of the Company's consolidated North American operations are generated by the burning of spent pulping liquor, process wastes, biomass and wood residuals (including purchased biomass and wood residuals) and anthracite culm at facilities on or adjacent to Company operations. This percentage excludes the energy generated by the energy complex adjacent to the Mobile, Alabama mill, which was sold by the Company in December 1994, but includes energy generated by the energy facility at the Company's Chester, Pennsylvania mill, which the Company has announced its intention to sell. See "Asset Sales" on page 2.

  The remaining 53% of such energy requirements is provided by purchased coal, oil, natural gas and electricity. Several facilities have the capacity to alternate between oil and natural gas to take advantage of differences in their relative prices and availability. Substantially all of the energy requirements of the Company's consolidated international subsidiaries are provided by purchased electricity, natural gas and oil.

RESEARCH AND DEVELOPMENT

  The Company's research and development programs are principally conducted at a facility located near Philadelphia, Pennsylvania. During 1994, 1993 and 1992, exclusive of the discontinued operation, the Company expended approximately $38.3 million, $47.0 million and $45.2 million, respectively, for research and development activities. These programs, some of which are conducted jointly with other organizations, support the development of new and improved products and product systems and the supporting packaging, converting, process control, and paper web process development; high-yield and recycled pulp processes; and the transmission of the results of these programs among the Company and its consolidated subsidiaries and unconsolidated affiliates. These programs also support the Company's ongoing efforts to reduce costs and to ensure employee safety, product safety and environmental protection.

EMPLOYEES

  As a result of the restructuring described on page 2 under "Restructuring" and the sale of S.D. Warren Company and other assets, the number of persons employed by the Company decreased significantly in 1994. As of December 31, 1994, the Company employed approximately 15,100 persons and its unconsolidated affiliates in Canada and Mexico employed approximately 4,800 persons. Of the 7,800 persons employed in the consolidated North American operations, approximately 4,700 are hourly paid employees represented by collective bargaining units affiliated with regional, national or international unions. Of these union employees, approximately 33%, 32% and 35% are members of collective bargaining units whose agreements with the Company expire in 1997, 1998 and 1999, respectively. Of the 7,300 persons employed by the Company's consolidated international subsidiaries, a significant proportion of the manufacturing employees are represented by labor unions.

ENVIRONMENTAL MATTERS

  The paper industry is subject to a wide variety of laws relating to the environment in the countries in which the Company operates. The Company believes it is currently in substantial compliance with these laws in all of its operations.

  The Company and other manufacturers of pulp in the United States face proposed regulations imposing stringent limits on chlorinated organics, such as dioxin and chloroform, which may arise from the process of manufacturing bleached pulp. In 1993, the Environmental Protection Agency (EPA) issued proposed regulations, which include limitations on a variety of discharges and emissions. Based on its evaluation of the 1993 proposed regulations, which have not been finalized, the Company believes that the additional capital expenditures required to comply with them at its existing sites would be approximately $250 million in the 1997-1999 period. This estimate could change depending on several factors, including additional evaluation of the proposed regulations, changes in the proposed regulations, new developments in control and process technology, inflation, and the potential sale of pulp mills owned by the Company.

  In 1994, the Company's capital spending for environmental improvements to existing facilities (including facilities sold during 1994) was approximately $12 million. It is currently estimated that the capital spending necessary for such improvements will be approximately $10 million in each of 1995 and 1996. These amounts do not include the environmental portion of capital expenditures on new projects. Actual expenditures may vary from these dollar estimates due to inflation, additional changes in regulatory requirements or new developments in control technology. As is the case with other companies, capital expenditures on environmental improvements are in addition to the Company's normal expenditures for maintenance and replacement of its plant, and generally result in increased operating costs.

  The Company believes that its environmental improvement costs are of the same general magnitude as those of companies with comparable pulp and paper operations. The more significant environmental regulations appear to be applied more or less uniformly throughout the industry. Assuming that such regulations are applied uniformly in the future, the Company believes that its environmental improvement costs will not have a material adverse impact on its relative competitive position.

  See Item 3 for a description of litigation with respect to environmental matters.

CAPITAL EXPENDITURES

  The Company's capital expenditures (including capital expenditures on the discontinued operation and other assets sold by the Company, and excluding acquisitions and equity investments in unconsolidated international affiliates) during the past five years were as follows:

             YEAR                               AMOUNT
             ----                            -------------
                                             (IN MILLIONS)
             1990...........................   $  814.8
             1991...........................      314.6
             1992...........................      329.7
             1993...........................      457.8
             1994...........................      375.0
                                               --------
               Total........................   $2,291.9
                                               ========

  The Company expects to invest $550-650 million on capital projects during the 1995-1996 period. These projects include continued construction of a state-of-the-art tissue mill in Owensboro, Kentucky, construction of a new converting facility in Yucca, Arizona, and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally generated funds.

ITEM 2. PROPERTIES

  The location of the manufacturing facilities of the Company (including its consolidated subsidiaries) and the types of products produced at each facility are shown below.

                                   AMERICAS
Chester, Pennsylvania--tissue             Winslow, Maine--tissue products(/3/)
 products                                 Yucca, Arizona--tissue products(/4/)
Dover, Delaware--wet wipe products        Durafab, Inc.
Everett, Washington--tissue                 Cleburne, Texas--industrial
 products and pulp                           garments
Ft. Edward, New York--tissue                Italy, Texas--industrial garments
 products                                 Scott Maritimes Limited
Hattiesburg, Mississippi--tissue products   New Glasgow, Nova Scotia--pulp
Marinette, Wisconsin--tissue              Scott Paper Company de Costa Rica,
 products                                   S.A.
Mobile, Alabama--tissue products            San Jose, Costa Rica--tissue
 and pulp(/1/)                               products
Oconto Falls, Wisconsin--tissue           Scott Paper Company-Honduras, S.A.
 products                                   de C. V.
Oshkosh, Wisconsin--tabletop                San Pedro, Honduras--tissue
 products(/2/)                               products
Owensboro, Kentucky--tissue
 products
San Antonio, Texas--personal
 cleansing products and systems

                                     EUROPE
Cross Paperware Limited                   Scott Limited
 Dunstable, United Kingdom--                 Barrow, United Kingdom--tissue
   foodservice products(/5/)                   products
Scott Continental, N.V.                      Northfleet, United Kingdom--
 Duffel, Belgium--tissue products              tissue products
Scott GmbH                                Scott Page B.V.
 Neunkirchen, Germany--wet wipe              Gennep, The Netherlands--tissue
   products                                    products
Scott Iberica, S.A.                       Scott Paper GmbH
 Aranguren, Spain--base tissue pa-           Flensburg, Germany--tissue
   per                                         products
 Arceniaga, Spain--tissue products           Dusseldorf-Reisholz, Germany--
   and personal cleansing products             tissue products
   and systems                            Scott S.N.C.
 Canarias, Canary Islands--tissue           Orleans, France--tissue products
   products                               Scott S.p.A.
 Hernani, Spain--tissue products             Alanno, Italy--tissue products
 Miranda del Ebro, Spain--pulp               Romagnano, Italy--tissue products
 Salamanca, Spain--tissue products           Villanovetta, Italy--tissue
                                               products

                                    PACIFIC
Scott Paper (Guangzhou) Limited           Scott Paper (Shanghai) Co., Ltd.
 Guangzhou Province, China--tissue         Shanghai, China--tissue
 products                                  products(/4/)
Scott Paper (Hong Kong) Limited           Taiwan Scott Paper Corporation
 Hong Kong--tissue products(/6/)           Hsin Ying, Taiwan--tissue
Scott Paper (Malaysia) Sdn. Bhd.           products(/7/)
 Kluang, Malaysia--tissue products         Tayaun, Taiwan--tissue products
                                          Thai-Scott Paper Company Limited
                                           Samut Prakan, Thailand--tissue
                                           products
-------
/(1)/ Portions of the land under this facility are held under various long-term operating leases, the more significant of which contain options to purchase the land.
/(2)/ The Company entered into an agreement to sell this facility in December
      1994.
/(3)/ The fiber recycling facility at this mill is held under an operating lease expiring in 2008 under which the Company has the option of renewing the lease for terms not exceeding nine additional years or purchasing the facility for its then fair market value.
/(4)/ These facilities are under construction.
/(5)/ The Company completed the sale of this subsidiary in March 1995.
/(6)/ This facility is held under a short-term renewable lease.
/(7)/ The land and a portion of this facility are subject to a mortgage.

  The largest papermaking facilities of the Company (including its consolidated subsidiaries) are located at Chester, Everett and Mobile. The largest pulp making facilities listed above are located at Everett, Mobile and New Glasgow. Various Company plants contain equipment, pollution control facilities and solid waste disposal facilities which have been financed by issuance of industrial revenue bonds and are held by the Company under lease or installment purchase agreements. During 1994 the Company's rate of utilizing its papermaking capacity (excluding the discontinued operation) was approximately 90%.

  The Company's consolidated North American timber resources total approximately 1.9 million acres, including approximately 1,550,000 acres owned in fee and approximately 350,000 acres on which the Company has long-term cutting rights or lease or purchase rights. In the United States, such timber resources include approximately 646,000 acres in Alabama and Mississippi. In Canada, the Company's timber resources include approximately 1,213,000 acres (including long-term cutting rights on 214,000 acres of government lands) in Nova Scotia. The Company has mineral rights pertaining to substantially all of its U.S. timberlands but has no mineral rights pertaining to its Canadian timberlands.

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

  See "Asset Sales" on page 2 for a description of certain assets which the Company has announced that it intends to sell.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant in numerous actions in state and federal courts seeking damages relating to breast implants. The actions allege that the plaintiffs' breast implants were covered by polyurethane foam manufactured by the Company's former Foam Division, which was sold in 1983, and that the foam caused physical and/or psychological harm to the plaintiffs. In each of these actions the Company is one of several defendants, including the Foam Division's successor and the manufacturers of implants. The Company believes that only a small percentage of breast implants were covered by polyurethane foam manufactured by the Company's Foam Division prior to its sale. Pursuant to an order of the Multidistrict Litigation Panel, all of the federal cases involving breast implants have been consolidated for pre-trial purposes in the Northern District of Alabama. One of these cases, Lindsey et al., v. Dow Corning Corporation et al., has been provisionally certified by the Court as a class action for settlement purposes. Included in the provisionally approved class are all persons who received one or more breast implants before June 1, 1993 ("settlement class members"). Some implant recipients have elected to opt out of the class, but the precise number or the nature of their claims is not known at this time. The Court has approved a Breast Implant Litigation Settlement Agreement between settlement class members and certain settling defendants. The court-approved settlement has been appealed to the Eleventh Circuit Court of Appeals by various parties and intervenors. If the settlement is affirmed on appeal and sustained in all other respects, most of the persons with claims will be compensated for their claims in some amount by the settlement funds. The Company is not a party to the Settlement Agreement. As a result, individuals who have received breast implants covered by polyurethane foam manufactured by the Company's former Foam Division would retain their right to take legal action against the Company even if they do not opt out of the Settlement Agreement. The Company believes that it has meritorious defenses against these claims and intends to conduct a vigorous defense and seek recovery to the extent provided under its insurance policies, if necessary. Although the final results of these claims cannot be predicted with certainty, it is the present opinion of the Company, after consulting with counsel, that they will not have a material adverse effect on the Company's financial condition.

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

  In addition, the Company is involved in lawsuits and state and Federal administrative proceedings under the environmental, antitrust and equal employment opportunity laws, among others. The relief sought in such lawsuits and proceedings includes injunctions, damages and penalties.

  Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of the Company, after consulting with counsel, that they will not have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  This item is inapplicable because no matter was submitted during the fourth quarter of 1994 to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following chart shows, as of March 10, 1995, the names, ages, current positions and areas of responsibility, and the dates applicable to such positions and areas of responsibility, for the Company's executive officers. Previous positions and areas of responsibility over the past five years, where applicable, are included in footnotes for all persons listed.

  There is no "family relationship" between any of these officers or between any such officer and any Director of the Company. Each officer is elected at the regular meeting of the Board of Directors next following the Annual Meeting of Shareholders to serve for one year and until his or her successor is duly elected and qualified.

                                   CURRENT POSITIONS AND
   NAME                  AGE      AREAS OF RESPONSIBILITY       POSITION HELD SINCE
   ----                  ---      -----------------------       -------------------
Albert J. Dunlap/(1)/...  57 Chairman and Chief Executive         April 1994
                              Officer and Director
Russell A. Kersh/(2)/...  41 Senior Vice President, Finance       June 1994
                              and Administration
John P. Murtagh/(3)/....  46 Senior Vice President and General    June 1994
                              Counsel
                             Secretary                            July 1994
Richard R. Nicolo-        47 Senior Vice President                September 1994
 si/(4)/................      Worldwide Consumer Business
P. Newton White/(5)/....  52 Senior Vice President                April 1991
                              Worldwide Away-From-Home
                              Business                            January 1992
Basil L. Anderson/(6)/..  49 Vice President, Treasurer and        February 1992
                              Chief Financial Officer
Edward B. Betz..........  60 Vice President and Controller        June 1979

--------
/(1)/ Mr. Dunlap was Managing Director and Chief Executive Officer of
      Consolidated Press Holdings Limited from August 1991 to February 1993; was Chairman and Chief Executive Officer of Gyrestar, Inc. from February 1991 to July 1991; was Chairman and Chief Executive Officer of Anglo Group plc from April 1989 to July 1990; and was Chairman and Chief Executive Officer of Cavenham Forest Industries, Inc. from April 1989 to December 1990.
/(2)/ Mr. Kersh was Chief Financial Officer and Chief Operating Officer of
      Addidas North America Inc. from January 1993 to May 1994; was Chief Financial Officer of Gyrestar, Inc. from 1990 to July 1991; was Finance Director of Anglo Group plc from April 1989 to July 1990; and was Vice President and Director of Finance of Cavenham Forest Industries, Inc. from September 1986 to December 1990.
/(3)/ Mr. Murtagh was Director of Recycling Programs from January 1993 to June
      1994 and Senior Counsel from October 1988 to December 1992 of International Paper Company.
/(4)/ Mr. Nicolosi was Chief Executive Officer of Nicolosi & Associates from May
      1992 to August 1994 and was Corporate Group Vice President of The Procter & Gamble Company from June 1989 to April 1992 in charge of consumer paper products and pulp and cellulose operations.
/(5)/ Mr. White served as Senior Vice President in charge of Scott Worldwide's
      Pacific Operations since April 1991 and as Vice President of Scott Worldwide's Pacific Operations since February 1989.
/(6)/ Mr. Anderson served as Vice President since February 1988 and as Treasurer since January 1987.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  See the text under the heading "Stock Exchange Listings" on page 41 of the Company's 1994 Annual Report to Shareholders, the market price and dividend information under the heading "Quarterly Highlights" on page 22 thereof, and the row "Number of common shareholders" on page 40 thereof, which portions of said pages are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  See page 40 of the Company's 1994 Annual Report to Shareholders, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  See the text under the heading "Management's Discussion and Analysis" on pages 17-22 of the Company's 1994 Annual Report to Shareholders, all of which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See the financial statements on pages 23-39 and the information under "Quarterly Highlights" on page 22 of the Company's 1994 Annual Report to Shareholders, all of which pages or portions thereof, as the case may be, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  See "Approval of Appointment of Auditors" on page 26 of the Company's Proxy Statement dated March 10, 1995, which portion of said page is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  For information with respect to the Company's Directors and Director nominees, see the information under the heading "Election of Directors" on pages 4-6 of the Company's Proxy Statement dated March 10, 1995, which pages are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  See pages 8-19 of the Company's Proxy Statement dated March 10, 1995, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  See the information under the headings "Ownership of Shares" on pages 2 and 7-8 of the Company's Proxy Statement dated March 10, 1995, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  See "Certain Transactions" on page 20 of the Company's Proxy Statement dated March 10, 1995, which portion of said page is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) FINANCIAL STATEMENTS: The financial statements, including the financial statement schedules, are listed in the Index to Financial Statements on page 16 hereof.

  (b) REPORTS ON FORM 8-K: Reports on Form 8-K were filed on October 11, 1994 (Item 5), October 25, 1994 (Item 5) and December 22, 1994 (Items 2 and 5).

  (c) EXHIBITS:

 NUMBER                               DESCRIPTION
 ------                               -----------
 3(a)   --The Company's Articles, as amended effective April 22, 1987, incorporated by reference to Exhibit 3(a) to the Company's 1989 Annual
          Report on Form 10-K.
 3(b)   --The Company's Bylaws, as amended effective July 19, 1994, incorporated by reference to Exhibit 3(b) to the Company's Quarterly
          Report on Form 10-Q for the third quarter of 1994.
 4(a)   --Rights Agreement dated as of July 15, 1986 between the Company and
          Morgan Guaranty Trust Company of New York, as Rights Agent,
          incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 16, 1986, as amended May 17, 1988 and October
          18, 1988, such amendments being incorporated by reference to Exhibits
          1 and 2, respectively, to the Company's Current Report on Form 8-K dated November 28, 1988.
 4(b)   --Indenture dated as of October 1, 1989 between the Company and The
          Chase Manhattan Bank (National Association), as Trustee, incorporated by reference to Exhibit 4 filed with the Company's Current Report on
          Form 8-K dated October 20, 1989.
 4(c)   --In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, there are not being filed various instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under each instrument does not exceed
          10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 10(a)* --The Company's 1979 Stock Option Plan, as amended, incorporated by reference to Exhibit A to the prospectus contained in Registration
          Statement No. 33-28777 on Form S-8, filed with the Commission on May
          19, 1989.
 10(b)* --The Company's 1986 Stock Option and Restricted Stock Plan, as
          amended, incorporated by reference to Exhibit B to the prospectus contained in Registration Statement No. 33-28777 on Form S-8, filed with the Commission on May 19, 1989.
 10(c)* --The Company's 1989 Stock Option and Restricted Stock Plan,
          incorporated by reference to Exhibit C to the prospectus contained in
          Registration Statement No. 33-28777 on Form S-8, filed with the
          Commission on May 19, 1989.
 10(d)* --The Company's 1994 Long-Term Incentive Plan, as amended July 19,
          1994, incorporated by reference to Exhibit 4(a) to the Company's
          Registration Statement No. 33-56159 on Form S-8, filed with the
          Commission on October 25, 1994.
 10(e)* --The Company's Performance Plan, including Schedule 1 thereto, as amended effective January 1, 1993, incorporated by reference to
          Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-K.
 10(f)* --The Company's Performance Award Deferral Plan, as amended effective
          April 16, 1991, incorporated by reference to Exhibit 10(e) to the
          Company's 1991 Annual Report on Form 10-K.
 10(g)* --The Company's Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10(f) to the Company's 1989
          Annual Report on Form 10-K.
 10(h)* --The Company's Directors' Deferred Compensation Plan, as amended effective July 19, 1994, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the third quarter of
          1994.
 10(i)* --The Company's Directors' Retirement Benefit Plan, as amended July 19,
          1994, incorporated by reference to Exhibit 10(c) to the Company's
          Quarterly Report on Form 10-Q for the third quarter of 1994.
 10(j)* --The Company's Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(i) to the Company's 1988 Annual Report on Form
          10-K.
 10(k)* --The Company's Supplemental Long-Term Disability Plan, established as of July 1, 1992, incorporated by reference to Exhibit 10 to the
          Company's Quarterly Report on Form 10-Q for the second quarter of
          1993.
 10(l)* --Agreement between the Company and Philip E. Lippincott, dated January
          25, 1994, incorporated by reference to Exhibit 10(m) to the Company's
          1993 Annual Report on Form 10-K.
 10(m)* --Agreement dated August 11, 1994 between the Company and J. Richard
          Leaman, Jr., incorporated by reference to Exhibit 10(e) to the
          Company's Quarterly Report on Form 10-Q for the third quarter of 1994.

 NUMBER                               DESCRIPTION
 ------                               -----------
 10(n)* --Employment Agreement dated April 19, 1994 between the Company and
          Albert J. Dunlap, incorporated by reference to Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the second quarter of
          1994.
 10(o)* --Form of Restricted Stock Agreement dated as of September 16, 1994 between the Company and certain grantees of restricted shares under the 1994 Long-Term Incentive Plan, including Albert J. Dunlap, Basil
          L. Anderson, Edward B. Betz, Paolo Forlin, Russell A. Kersh, John P.
          Murtagh, Richard R. Nicolosi and P. Newton White, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form
          10-Q for the third quarter of 1994.
 10(p)* --Form of Agreement between the Company and Russell A. Kersh, John P.
          Murtagh and Richard R. Nicolosi dated June 30, 1994 and September 19,
          1994, respectively.
 12     --Statement re computation of ratio of earnings to fixed charges.
 13     --The Company's 1994 Annual Report to Shareholders.
 21     --The Company's Subsidiaries.
 23     --Consent of Independent Accountants.
 24     --Power of Attorney.

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

        Scott Paper Company
------------------------------------
            (REGISTRANT)


By      /s/ Albert J. Dunlap
  ----------------------------------
            ALBERT J. DUNLAP
           CHAIRMAN AND CHIEF
            EXECUTIVE OFFICER

Date: March 30, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE AND TITLE                                       DATE
        -------------------                                       ----

                                                             March 30, 1995
By      /s/ Albert J. Dunlap
  ----------------------------------
            ALBERT J. DUNLAP
           CHAIRMAN AND CHIEF
            EXECUTIVE OFFICER

                                                             March 30, 1995
By      /s/ Russell A. Kersh
  ----------------------------------
            RUSSELL A. KERSH
     SENIOR VICE PRESIDENT--FINANCE
           AND ADMINISTRATION

                                                             March 30, 1995
By     /s/ Basil L. Anderson
  ----------------------------------
           BASIL L. ANDERSON
     VICE PRESIDENT, TREASURER AND
        CHIEF FINANCIAL OFFICER

                                                             March 30, 1995
By       /s/ Edward B. Betz
  ----------------------------------
             EDWARD B. BETZ
          VICE PRESIDENT AND
             CONTROLLER

  PURSUANT TO GENERAL INSTRUCTION D TO FORM 10-K, THIS REPORT HAS BEEN SIGNED BELOW BY A MAJORITY OF THE BOARD OF DIRECTORS:

                WILLIAM A. ANDRES         RICHARD K. LOCHRIDGE
                 JACK J. CROCKER           BRUCE K. MACLAURY
                 ALBERT J. DUNLAP            GARY L. ROUBOS
                    PETER HARF


                      A majority of the Board of Directors


                                        By       /s/ Frank W. Bubb, III
                                          --------------------------------------
                                                   FRANK W. BUBB, III
                                                    ATTORNEY-IN-FACT

Date: March 30, 1995

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements appearing on pages 23 through 39 of the accompanying 1994 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K as Exhibit 13. The report of Coopers & Lybrand L.L.P. dated January 31, 1995 on the consolidated balance sheet of the Company as of December 31, 1994, and the related consolidated statements of operations, cash flows and common shareholders' equity for the year then ended is also incorporated by reference in said Exhibit 13. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5, 6, 7 and 8, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report. The following Financial Statement Schedule should be read in conjunction with the consolidated financial statements in such 1994 Annual Report to Shareholders:

                                                                            PAGE
                                                                            ----
 Report of Predecessor Independent Accountants on Consolidated Balance
  Sheet as of December 25, 1993 and the related Consolidated Statements of
  Operations, Cash Flows and Common Shareholders' Equity for each of the two years in the period ended December 25, 1993..........................  17
 Report of Independent Accountants on 1994 Financial Statement Schedule....  18
 Report of Predecessor Independent Accountants on 1992 and 1993 Financial
  Statement Schedule.......................................................  19
 Financial Statement Schedule:
    II -- Valuation and Qualifying Accounts...............................   20

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

                 REPORT OF PREDECESSOR INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
SCOTT PAPER COMPANY

  In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of cash flows and of common shareholders' equity as of and for each of the two years in the period ended December 25, 1993 (appearing on pages 24 through 39 of the Scott Paper Company 1994 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of Scott Paper Company and its subsidiaries as of and for each of the two years in the period ended December 25, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Scott Paper Company for any period subsequent to December 25, 1993.

PRICE WATERHOUSE LLP

Philadelphia, PA
January 25, 1994, except as to the subheading
  "Discontinued operation" in Note 2,
  which is as  of December 20, 1994.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                       1994 FINANCIAL STATEMENT SCHEDULE

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
SCOTT PAPER COMPANY

  Our report on the 1994 consolidated financial statements of Scott Paper Company has been incorporated by reference in the Form 10-K from page 23 of the 1994 Annual Report to Shareholders of Scott Paper Company. In connection with our audit of such financial statements, we have also audited the related 1994 financial statement schedule listed in the index on page 16 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P

Philadelphia, Pennsylvania
January 31, 1995

               REPORT OF PREDECESSOR INDEPENDENT ACCOUNTANTS ON
                  1992 AND 1993 FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS
SCOTT PAPER COMPANY

  Our audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 17 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K for the years 1993 and 1992. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
January 25, 1994

                              SCOTT PAPER COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (MILLIONS OF DOLLARS)

           COLUMN A             COLUMN B   COLUMN C     COLUMN D      COLUMN E
------------------------------ ---------- ---------- --------------- -----------
                               BALANCE AT CHARGED TO
                               BEGINNING  COSTS AND                  BALANCE AT
         DESCRIPTION            OF YEAR    EXPENSES  DEDUCTIONS/(1)/ END OF YEAR
------------------------------ ---------- ---------- --------------- -----------
Year 1994
 *Allowance for customer:
   Discounts & allowances.....   $13.3      $ 6.9        $ (6.5)        $13.7
   Doubtful items.............    12.0        3.7          (2.2)         13.5
                                 -----      -----        ------         -----
                                 $25.3      $10.6        $ (8.7)        $27.2
                                 =====      =====        ======         =====
Year 1993
 *Allowance for customer:
   Discounts & allowances.....   $18.9      $ 2.6        $ (8.2)        $13.3
   Doubtful items ............    11.7        4.5          (4.2)         12.0
                                 -----      -----        ------         -----
                                 $30.6      $ 7.1        $(12.4)        $25.3
                                 =====      =====        ======         =====
Year 1992
 *Allowance for customer:
   Discounts & allowances.....   $18.1       $1.4        $  (.6)        $18.9
   Doubtful items ............    10.1        5.6          (4.0)         11.7
                                 -----      -----        ------         -----
                                 $28.2       $7.0        $ (4.6)        $30.6
                                 =====      =====        ======         =====

--------
  *   Applied as deductions from the receivables account.

/(1)/ Consists of writeoffs, net of recoveries, and foreign currency translation adjustments in accordance with FAS No. 52. Also, in 1994 there is a reduction of $5.7 million representing the balances of S.D. Warren's accounts, which were included as part of the sale of its net assets.

            COLUMN A              COLUMN B  COLUMN C       COLUMN D   COLUMN E
-------------------------------- ---------- ---------     ---------- -----------
                                 BALANCE AT
                                 BEGINNING                           BALANCE AT
          DESCRIPTION             OF YEAR   ADDITIONS     REDUCTIONS END OF YEAR
-------------------------------- ---------- ---------     ---------- -----------
Year 1994
 Deferred Taxes Valuation Allow-
  ance..........................   $174.5    $ 52.1         $(41.1)    $185.5
                                   ======    ======         ======     ======
Year 1993
 Deferred Taxes Valuation Allow-
  ance..........................      --     $174.5/(1)/       --      $174.5
                                   ======    ======         ======     ======

--------
/(1)/ Includes $92.7 million due to the adoption of FAS No. 109 in the first quarter.

                                 EXHIBIT INDEX

 NUMBER                               DESCRIPTION
 ------                               -----------
 3(a)   --The Company's Articles, as amended effective April 22, 1987, incorporated by reference to Exhibit 3(a) to the Company's 1989 Annual
          Report on Form 10-K.
 3(b)   --The Company's Bylaws, as amended effective July 19, 1994, incorporated by reference to Exhibit 3(b) to the Company's Quarterly
          Report on Form 10-Q for the third quarter of 1994.
 4(a)   --Rights Agreement dated as of July 15, 1986 between the Company and
          Morgan Guaranty Trust Company of New York, as Rights Agent,
          incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated July 16, 1986, as amended May 17, 1988 and October
          18, 1988, such amendments being incorporated by reference to Exhibits
          1 and 2, respectively, to the Company's Current Report on Form 8-K dated November 28, 1988.
 4(b)   --Indenture dated as of October 1, 1989 between the Company and The
          Chase Manhattan Bank (National Association), as Trustee, incorporated by reference to Exhibit 4 filed with the Company's Current Report on
          Form 8-K dated October 20, 1989.
 4(c)   --In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, there are not being filed various instruments defining the rights of holders of long-term debt of the Company and its subsidiaries, because the total amount of securities authorized under each instrument does not exceed
          10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
 10(a)* --The Company's 1979 Stock Option Plan, as amended, incorporated by reference to Exhibit A to the prospectus contained in Registration
          Statement No. 33-28777 on Form S-8, filed with the Commission on May
          19, 1989.
 10(b)* --The Company's 1986 Stock Option and Restricted Stock Plan, as
          amended, incorporated by reference to Exhibit B to the prospectus contained in Registration Statement No. 33-28777 on Form S-8, filed with the Commission on May 19, 1989.
 10(c)* --The Company's 1989 Stock Option and Restricted Stock Plan,
          incorporated by reference to Exhibit C to the prospectus contained in
          Registration Statement No. 33-28777 on Form S-8, filed with the
          Commission on May 19, 1989.
 10(d)* --The Company's 1994 Long-Term Incentive Plan, as amended July 19,
          1994, incorporated by reference to Exhibit 4(a) to the Company's
          Registration Statement No. 33-56159 on Form S-8, filed with the
          Commission on October 25, 1994.
 10(e)* --The Company's Performance Plan, including Schedule 1 thereto, as amended effective January 1, 1993, incorporated by reference to
          Exhibit 10(d) to the Company's 1992 Annual Report on Form 10-K.
 10(f)* --The Company's Performance Award Deferral Plan, as amended effective
          April 16, 1991, incorporated by reference to Exhibit 10(e) to the
          Company's 1991 Annual Report on Form 10-K.
 10(g)* --The Company's Supplemental Executive Retirement Plan, as amended, incorporated by reference to Exhibit 10(f) to the Company's 1989
          Annual Report on Form 10-K.
 10(h)* --The Company's Directors' Deferred Compensation Plan, as amended effective July 19, 1994, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the third quarter of
          1994.
 10(i)* --The Company's Directors' Retirement Benefit Plan, as amended July 19,
          1994, incorporated by reference to Exhibit 10(c) to the Company's
          Quarterly Report on Form 10-Q for the third quarter of 1994.
 10(j)* --The Company's Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10(i) to the Company's 1988 Annual Report on Form
          10-K.
 10(k)* --The Company's Supplemental Long-Term Disability Plan, established as of July 1, 1992, incorporated by reference to Exhibit 10 to the
          Company's Quarterly Report on Form 10-Q for the second quarter of
          1993.
 10(l)* --Agreement between the Company and Philip E. Lippincott, dated January
          25, 1994, incorporated by reference to Exhibit 10(m) to the Company's
          1993 Annual Report on Form 10-K.
 10(m)* --Agreement dated August 11, 1994 between the Company and J. Richard
          Leaman, Jr., incorporated by reference to Exhibit 10(e) to the
          Company's Quarterly Report on Form 10-Q for the third quarter of 1994.

 NUMBER                               DESCRIPTION
 ------                               -----------
 10(n)* --Employment Agreement dated April 19, 1994 between the Company and
          Albert J. Dunlap, incorporated by reference to Exhibit 10(a) to the
          Company's Quarterly Report on Form 10-Q for the second quarter of
          1994.
 10(o)* --Form of Restricted Stock Agreement dated as of September 16, 1994 between the Company and certain grantees of restricted shares under the 1994 Long-Term Incentive Plan, including Albert J. Dunlap, Basil
          L. Anderson, Edward B. Betz, Paolo Forlin, Russell A. Kersh, John P.
          Murtagh, Richard R. Nicolosi and P. Newton White, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form
          10-Q for the third quarter of 1994.
 10(p)* --Form of Agreement between the Company and Russell A. Kersh, John P.
          Murtagh and Richard R. Nicolosi dated June 30, 1994 and September 19,
          1994, respectively.
 12     --Statement re computation of ratio of earnings to fixed charges.
 13     --The Company's 1994 Annual Report to Shareholders.
 21     --The Company's Subsidiaries.
 23     --Consent of Independent Accountants.
 24     --Power of Attorney.

--------
* These items are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.