Form 10-K/A
SCOTT PAPER CO
filed 1995-03-31
CIK 87949

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SCOTT PAPER COMPANY

                                          -------------------------------
                                                   (Registrant)

                                          By: /s/ Frank W. Bubb, III
                                              ---------------------------
                                              Frank W. Bubb, III
                                              Staff Vice President and Chief
                                              Financial Counsel

Dated: March 31, 1995