Form 10-Q
period 1995-04-01
SCOTT PAPER CO
filed 1995-05-16
CIK 87949

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC   20549


                                   FORM 10-Q



Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Quarterly Period Ended               April 1, 1995
                                    --------------------------------------------


Commission File No.                         1-2300
                   -------------------------------------------------------------


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

                                                            Yes  X   No _______
                                                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at May 12, 1995
- ---------------------------                       ---------------------------
Common Shares, no par value                              151,434,220 shares

                              SCOTT PAPER COMPANY


                                     INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated statement of earnings for the three month
               periods ended April 1, 1995, and March 26, 1994......................................  3

              Consolidated balance sheet at April 1, 1995,
               December 31, 1994, and March 26, 1994................................................  4

              Consolidated statement of changes in common shareholders
               equity for the nine month period ended December 31, 1994,
               and the three month period ended April 1, 1995.......................................  5

              Consolidated statement of cash flows (condensed) for
               the three month periods ended April 1, 1995,
               and March 26, 1994...................................................................  6

              Notes to Consolidated Financial Statements............................................  7

     Item 2.  Management's Discussion and Analysis..................................................  8


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.....................................................................  11

     Item 4.  Submission of Matters to a Vote of Security Holders...................................  11

     Item 6.  Exhibits and Reports on Form 8-K......................................................  12

     Signatures.....................................................................................  13

                              SCOTT PAPER COMPANY
                              -------------------
                   CONSOLIDATED STATEMENT OF EARNINGS /(a)/
                   ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                   ---------------------
                                                                                   April 1,    March 26,
                                                                                     1995        1994
                                                                                   ---------  ----------
Sales                                                                              $1,003.3      $828.7
                                                                                   --------      ------

Costs and expenses
 Product costs                                                                        688.8       596.8
 Marketing and distribution                                                           120.0       117.6
 Research, administration and general                                                  42.8        49.1
 Other                                                                                 (7.4)        1.5
                                                                                   --------      ------
                                                                                      844.2       765.0
                                                                                   --------      ------

Income from operations                                                                159.1        63.7
Interest expense                                                                       24.4        29.4
Other income and (expense)                                                              6.8         0.6
                                                                                   --------      ------

Income before taxes                                                                   141.5        34.9

Taxes on income                                                                        50.2        13.4
                                                                                   --------      ------

Income before share of earnings of international equity affiliates                     91.3        21.5


Share of earnings of international equity affiliates                                    5.6         7.0
                                                                                   --------      ------

Income from continuing operations                                                      96.9        28.5
                                                                                   --------      ------

Discontinued operation -- printing and publishing papers:
 Loss from operations, net of income tax benefit                                          -        (3.3)
                                                                                   --------      ------

Net Income                                                                         $   96.9      $ 25.2
                                                                                   ========      ======

Earnings per share /(b)/
 Income from continuing operations                                                    $0.64      $ 0.19
 Loss from discontinued operation                                                         -       (0.02)
                                                                                      -----      ------

 Net Income                                                                           $0.64      $ 0.17
                                                                                      =====      ======

Dividends per share /(b)/                                                             $0.10       $0.10

Average shares outstanding /(b)/                                                      151.5       148.5

/(a)/ Unaudited, but management believes that all adjustments necessary for fair presentation of results have been made.
/(b)/ Earnings per share, dividends per share, and average shares outstanding reflect the impact of a two-for-one stock split, pursuant to which shares were distributed on or about May 12, 1995, to shareholders of record on April 28, 1995.

  The accompanying notes are an integral part of these financial statements.

                              SCOTT PAPER COMPANY
                              -------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Millions)

                                              April 1, 1995       December 31, 1994       March 26, 1994
                                              -------------       -----------------       --------------
                                              (Unaudited)                                 (Unaudited)
Assets
- ------

Current assets
 Cash and cash equivalents                            $  158.8              $1,114.0              $  101.6
 Receivables                                             660.4                 592.2                 573.5
 Inventories
   Finished products                      $   135.5             $   150.6             $   221.1
   Work in process                             56.4                  56.0                  66.4
   Raw materials and other                    191.4      383.3      195.3      401.9      229.9      517.4
                                          ---------             ---------             ---------

 Deferred income taxes                                   120.4                 146.6                 271.7
 Prepaid items and other                                  59.7                  53.8                  75.8
                                                      --------              --------              --------

                                                       1,382.6               2,308.5               1,540.0

Plant assets at cost                        4,634.3               4,625.0               7,416.8
  Accumulated depreciation                 (2,140.4)   2,493.9   (2,143.0)   2,482.0   (3,377.7)   4,039.1
                                          ---------             ---------             ---------

Timber resources                                          83.8                  84.2                 112.3
Investments in and advances
  to affiliates                                          201.5                 227.3                 307.7
Construction funds held by trustees                       69.1                  79.5                  87.2
Notes receivable                                         220.0                 220.0                 220.0
Goodwill and other assets                                225.3                 224.6                 243.3
                                                      --------              --------              --------
    Total                                             $4,676.2              $5,626.1              $6,549.6
                                                      ========              ========              ========

Liabilities and Shareholders' Equity
- ------------------------------------

Current liabilities
 Payable to suppliers and others                      $  729.1              $  810.8              $  799.7
 Accruals for restructuring programs                      75.9                 108.6                 584.6
 Current maturities of long-term debt                     74.8                 764.8                 122.0
 Accrued taxes on income                                  93.5                 254.7                  50.8
                                                      --------              --------              --------
                                                         973.3               1,938.9               1,557.1

Long-term debt                                         1,145.0               1,093.1               2,463.0
Deferred income taxes and
 other liabilities                                       752.2                 841.7                 932.8
                                                      --------              --------              --------
                                                       2,870.5               3,873.7               4,952.9

Preferred shares                                           7.1                   7.1                   7.1
Common shareholders' equity                            1,798.6               1,745.3               1,589.6
                                                      --------              --------              --------
  Total                                               $4,676.2              $5,626.1              $6,549.6
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

                                                                        Cumulative
                                        Reinvested   Common  Treasury   Translation
                                         Earnings    Shares   Shares    Adjustment      Total
                                        -----------  ------  ---------  ------------  ---------

Balance at March 26, 1994                $1,368.4    $459.2    $(11.9)      $(226.1)  $1,589.6

Net income                                  184.6                                        184.6

Dividends
  Common shares                             (44.9)                                       (44.9)
  Preferred Shares                           (0.2)                                        (0.2)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                              46.9       0.7                     47.6

Foreign currency
  translation adjustment                                                      (33.1)     (33.1)

Minimum pension liability adjustment          1.7                                          1.7

____________________________________________________________________________________________________

Balance at December 31, 1994             $1,509.6    $506.1    $(11.2)      $(259.2)  $1,745.3

Net income                                   96.9                                         96.9

Dividends
  Common shares                             (15.2)                                       (15.2)
  Preferred shares                           (0.1)                                        (0.1)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                              58.9       1.1                     60.0

Purchase of shares by the Company                               (61.2)                   (61.2)

Foreign currency
  translation adjustment                                                      (27.1)     (27.1)

____________________________________________________________________________________________________

Balance at April 1, 1995                 $1,591.2    $565.0    $(71.3)      $(286.3)  $1,798.6
                                         ========    ======   ========      ========  ========

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

                                                                            Three Months Ended
                                                                          ---------------------
                                                                          April 1,   March 26,
                                                                            1995        1994
                                                                          ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

Net income                                                                $   96.9     $  25.2

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Share of earnings of affiliates, net of distributions                      (5.9)       (4.7)
   Depreciation, cost of timber harvested and amortization                    56.6        74.4
   Gains on asset sales                                                       (5.7)          -
   Postretirement benefits, net (funding) cost                               (72.8)        8.8
   Deferred income taxes and  other expenses                                   5.4        10.3
   Net changes in current assets and current liabilities
    net of effects of businesses  divested                                  (341.5)     (105.8)
                                                                          --------     -------
Net cash (used in) provided by operating activities                         (267.0)        8.2
                                                                          --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

Investments in plant assets, timber resources and other assets               (65.0)      (87.8)
Proceeds from asset sales                                                     52.8           -
Decrease in construction funds held by trustees                               10.4           -
Advances to affiliates, net                                                   (0.3)       (0.3)
Other investing                                                               (4.0)        9.8
                                                                          --------     -------
Net cash used in investing activities                                         (6.1)      (78.3)
                                                                          --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

Net (decrease) increase short-term borrowings                                (15.5)       14.9
Proceeds from issuance of long-term debt                                      80.5       166.7
Repayments of long-term debt                                                (711.6)     (144.1)
Dividends paid                                                               (15.3)      (14.9)
Proceeds from exercise of stock options                                       42.9         8.0
Treasury stock purchases                                                     (61.2)          -
Other financing                                                               (0.7)        6.7
                                                                          --------     -------
Net cash used in financing activities                                       (680.9)       37.3
                                                                          --------     -------

Effect of exchange rate changes on cash                                       (1.2)        0.8
                                                                          --------     -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (955.2)      (32.0)

Cash and cash equivalents at beginning  of period                          1,114.0       133.6
                                                                          --------     -------
Cash and cash equivalents at end of period                                $  158.8     $ 101.6
                                                                          ========     =======

  The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------


1.   Statement of Information Furnished
     ----------------------------------

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of April 1, 1995, March 26, 1994, and December 31, 1994, and the earnings and cash flows for the three month periods ended April 1, 1995, and March 26, 1994.

     The Company presumes that users of this Quarterly Report on Form 10-Q have read or have access to the audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Accordingly, footnote disclosures which would substantially dupli cate the disclosures contained therein have been omitted.

2.   Supplemental Cash Flow Information
     ----------------------------------

     Cash payments for interest, net of amounts capitalized, were $40.1 million and $46.9 million during the first three months of 1995 and 1994, respectively. Cash payments for income taxes were $195.8 million (related primarily to 1994 asset sales) and $7.9 million during the first three months of 1995 and 1994, respectively.

3.   Restructuring and Productivity Improvement
     ------------------------------------------

     At year end 1994, the Company had accruals for restructuring programs of $108.6 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first quarter of 1995, $32.7 million was charged to these reserves primarily for continued severance payments associated with the 1994 work force reductions.

4.   Subsequent Event
     ----------------

     On April 18, 1995, the Board of Directors authorized a two-for-one stock split of common shares. The additional common shares are to be issued on May 12, 1995, to shareholders of record on April 28, 1995. Accordingly, earnings per share, cash dividends per share, and weighted average common shares outstanding for all periods presented have been restated to reflect the stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
- ---------------------

First Quarter 1995 Compared with First Quarter 1994
- ---------------------------------------------------

The Company's first quarter 1995 net income increased 285% to $96.9 million from $25.2 million for the same period in 1994. Reported earnings for the first quarter of 1994 included the results of the Company's former printing and publishing subsidiary, S. D. Warren, which was sold in December 1994 and is reflected as a discontinued operation. Earnings per share for the first quarter of 1995 increased 276% to $.64 from $.17 in 1994, after restating both periods to reflect the Company's two-for-one stock split effective in May 1995. Dollar sales in the first quarter of 1994 increased 21% to $1.0 billion.

The quarter represented the Company's second consecutive all-time record quarterly earnings and reflected significant increases in sales, income from operations and margins from the company's core tissue business.

Income from operations for the consolidated global tissue business increased 126% compared to the same period last year. All regions reported increased sales and significantly higher earnings. The overall operating margin for the tissue business increased to a new record level of 16.5%, primarily due to higher selling prices and reduced manufacturing costs resulting from the 1994 restructuring as well as aggressive execution of strategic cost reductions. These positive factors more than offset higher pulp prices and other inflationary pressures.

Income from operations for the U.S. tissue business increased approximately 130% from the same quarter in 1994, while sales revenue increased 20% on 8% higher unit volume. During the quarter, price increases were implemented across all markets and additional price increases have been announced.

Outside the U.S., earnings of the European tissue business increased 150% from 1994. Sales revenue increased more than 20% compared with 1994, due to higher prices while volumes were essentially level with 1994.

In the combined Pacific and Latin American area, income from operations increased 57% over the 1994 level. Sales revenue increased by more than 20%, with volume increasing 14% above the prior year level. During the quarter, the Company also announced it had signed a letter of intent to establish a joint venture with Pudumjee Argo Industries Ltd., India's sole producer of tissue paper, to produce Scott's products for the Indian market. The Company also announced it had received regulatory approval for its previously announced joint venture in China.

Scott's share of earnings from its equity affiliates was $5.6 million compared to $7.0 million in 1994. The 1995 results include a charge of $5.6 million related to the impact of the devaluation of the Mexican peso.

With the completion of the four-point revitalization program announced in 1994, the Company announced a new four-part plan to:

       1.    Implement a global growth strategy
       2.    Accelerate product innovation, presentation and extension
       3.    Build a strong financial position and
       4.    Drive earnings growth and shareholder value.

Financial Condition
- -------------------

Liquidity and Capital Resources
- -------------------------------

Cash used for operations during the first three months of 1995 was $267 million compared with cash provided by operations of $8.2 million in the first three months of 1994. The cash used by operations was due to higher net income being more than offset by increased postretirement benefits funding and higher working capital. The increase in working capital was due to a reduction in accrued taxes on income due to tax payments made related to the 1994 sales of S. D. Warren and other non-core assets of approximately $200 million as well as higher receivables balances due to increased sales and decreases in payables to suppliers and others. Accruals for restructuring programs also decreased primarily due to the continuation of severance payments related to the work force reductions made as part of the 1994 restructuring program.

Capital expenditures were $65 million during the first three months of 1995 compared with $87.8 million during the same period in 1994. During 1995 and 1996, the Company plans to invest $550-650 million in capital projects. The projects include continued spending on the tissue mill in Owensboro, Kentucky, the new converting facility in Arizona, and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending from internally generated funds.

During the first quarter of 1995, the Company also completed the sale of its foodservice businesses in the U.S. and U.K. and its remaining interest in Scott Health Care. The Company also announced that it had signed a letter of intent to sell its Chester, Pa. cogeneration facility to CRSS Inc., an independent power and industrial energy project developer, for $170 million, subject to certain adjustments and regulatory approvals. The Company also announced that it had signed a letter of intent to sell its Corporate headquarters complex to the Koll Company for $39 million. As part of its strategy to focus on its core tissue business and reduce capital intensity, the Company has also announced plans to divest various pulp mill and timber assets.

Total debt at April 1, 1995, was $1,219.8 million compared with $2,585 million at March 26, 1994, and $1,857.9 million at December 31, 1994. During the first three months of 1995, the Company's financing activities included the retirement of $711.6 million in debt. In addition, as part of the Company's previously announced share repurchase plan, approximately 765,000 shares (1,530,000 shares after giving effect to the two-for-one stock split effective in May 1995) were repurchased at a cost of approximately $61.2 million.

On April 18, 1995, the Board of Directors authorized a two-for-one stock split of common shares. The additional common shares were issued on May 12, 1995, to shareholders of record on April 28, 1995.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at April 1, 1995.

The Company's debt to equity ratios at April 1, 1995, December 31, 1994, and March 26, 1994, are set forth below:

                            April 1, 1995   December 31, 1994   March 26, 1994
                            -------------   -----------------   --------------
       Debt to equity           68%              106%               162%

April 1, 1995, Compared with March 26, 1994
- -------------------------------------------

Total assets were $4,676.2 million at April 1, 1995, a decrease of $1,873.4 million or 29% compared with total assets of $6,549.6 million at March 26, 1994. The decrease was primarily due to the 1994 sales of S. D. Warren and other non-core businesses.

Total liabilities were $2,870.5 million at April 1, 1995, a decrease of $2,082.4 million or 42% compared with total liabilities of $4,952.9 million at March 26, 1994. The decrease was primarily due to the 1994 sales of S. D. Warren and other non-core assets, as well as the Company's debt retirement program.

Common shareholders' equity at April 1, 1995, was $1,798.6 million, an increase of $209 million compared with the March 26, 1994, balance of $1,589.6 million due primarily to net income, foreign currency translation adjustments and the exercise of stock options, which were partially offset by the Company's previously announced share repurchase program and dividends paid.

April 1, 1995, Compared with December 31, 1994
- ----------------------------------------------

Total assets at April 1, 1995, were $4,676.2 million, a decrease of $949.9 million or 17% compared with total assets of $5,626.1 million at December 31, 1994. This was primarily due to a decrease in cash and cash equivalents related to the Company's debt retirement program and income tax payments made related to the 1994 sales of S. D. Warren and other non-core assets.

Total liabilities were $2,870.5 million at April 1, 1995, a decrease of $1,003.2 million or 26% compared with total liabilities of $3,873.7 million at December 31, 1994. The decrease was primarily due to significantly lower debt levels due to the Company's debt retirement program and reductions in balances of accrued taxes on income due to tax payments.

Common shareholders' equity at April 1, 1995, of $1,798.6 million was $53.3 million higher than the balance at December 31, 1994 of $1,745.3 million due primarily to net income, foreign currency translation adjustments and the exercise of stock options, which were partially offset by the Company's previously announced share repurchase program and dividends.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In Item 3 of the Company's Form 10-K for 1994, it was stated that the federal actions relating to breast implants had been consolidated in the Northern District of Alabama for pretrial purposes. On April 25, 1995, the Court granted the Company's motion for summary judgment and dismissed with prejudice all claims pending against the Company and the purchaser of the Company's former Foam Division. While it is probable that this decision will be appealed by the plaintiffs, the Company continues to believe its defenses to these claims are meritorious and that the final results of these claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Company's financial condition.


Item 4.  Submission of Matters to a vote of Security Holders
         ---------------------------------------------------

     At the Annual Meeting of the Company's Shareholders held on April 18, 1995, the following persons were duly nominated and elected to serve as Directors on the Company's Board of Directors. The numbers of votes for and withheld for each individual Director are set forth opposite his or her name:

                                                 For           Withheld
                                                 ---           --------

                      William A. Andres       66,396,514        332,769
                      Gilberte E. Beaux       66,298,778        430,505
                      Mark C. Davis           66,062,125        667,158
                      Albert J. Dunlap        66,351,105        378,178
                      John F. Fort, III       66,384,798        344,485
                      Peter Harf              66,412,853        316,430
                      Howard G. Kristol       65,617,712      1,111,571
                      Richard K. Lochridge    66,383,928        345,355
                      Gary L. Roubos          66,384,134        345,149

     A proposal to approve the adoption of the Non-Employee Directors' Compensation Plan was adopted with 58,022,936 votes in favor, 6,988,861 votes against and 1,717,486 votes abstaining.

     A proposal to approve the adoption of a performance goal applicable to restricted stock grants under the 1994 Long-Term Incentive Plan was adopted with 63,996,803 votes in favor, 1,002,388 votes against and 1,730,097 votes abstaining.

     A proposal to approve the action of the Board of Directors in appointing Coopers & Lybrand, independent accountants, to be the Company's auditors for the year 1995 was adopted with 66,458,143 votes in favor, 110,731 votes opposed and 160,409 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits:

Number               Description
- ------               -----------
3(b)                 The Company's Bylaws, amended February 21, 1995,
                     effective April 18, 1995

10(a)                Form of Restricted Stock Agreement dated as of
                     September 16, 1994 between the Company and grantees of restricted shares under the 1994 Long-Term
                     Incentive Plan

10(b)                The Company's Performance Plan, including Schedule
                     1 thereto, as amended effective January 1, 1995

10(c) The Company's Performance Award Deferral Plan, as amended effective January 1, 1995

10(d) The Company's Deferred Compensation Plan, as amended effective January 1, 1995

10(e)                Amendment to Employment Agreement between the
                     Company and Albert J. Dunlap dated February 24, 1995

10(f) Form of Agreement dated March 6, 1995 between the Company and each of Basil L. Anderson, Russell A. Kersh, John P.
                     Murtagh, Richard R. Nicolosi and P. Newton White

10(g)                Form of Agreement dated February 24, 1995 between the
                     Company and each of Basil L. Anderson, Russell A. Kersh,
                     John P. Murtagh, Richard R. Nicolosi and P. Newton White

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the first quarter of 1995.

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Scott Paper Company
                                               -------------------------------
                                                          (Registrant)



DATE:    May 15, 1995                          /s/ Edward B. Betz
       ----------------                        --------------------------------
                                               Edward B. Betz
                                               Vice President & Controller

                                               (Authorized Signer and
                                                Chief Accounting Officer)

                                 EXHIBIT INDEX


Number                               Description
- ------                               -----------

3(b)       The Company's Bylaws, amended February 21, 1995, effective
           April 18, 1995

10(a) Form of Restricted Stock Agreement dated as of September 16, 1994 between the Company and grantees of restricted shares under the 1994 Long-Term Incentive Plan

10(b) The Company's Performance Plan, including Schedule 1 thereto, as amended effective January 1, 1995

10(c) The Company's Performance Award Deferral plan, as amended effective January 1, 1995

10(d) The Company's Deferred Compensation plan, as amended effective January 1, 1995

10(e) Amendment to Employment Agreement between the Company and Albert J. Dunlap dated February 24, 1995

10(f) Form of Agreement dated March 6, 1995 between the Company and each of Basil L. Anderson, Russell A. Kersh, John P. murtagh, Richard R. Nicolosi and P. Newton White

10(g) Form of Agreement dated February 24, 1995 between the Company and each of Basil L. Anderson, Russell A. Kersh, John P. Murtagh, Richard
           R. Nicolosi and P. Newton White