Form 10-Q
period 1995-07-01
SCOTT PAPER CO
filed 1995-08-11
CIK 87949

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q



Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of
1934 for the Quarterly Period Ended                 July 1, 1995
                                   ---------------------------------------------


Commission File No.                     1-2300
                   -------------------------------------------------------------


                              Scott Paper Company
- --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


     Pennsylvania                     23-1065080
- --------------------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)    Identification No.)


 Scott Center, 2650 N. Military Trail, Suite 300, Boca Raton, Florida   33431
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (407) 989-2300
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


 Scott Plaza, Philadelphia, PA 19113                            (610) 522-5000
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

                                                  Yes     X          No ________
                                                      ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                                   Outstanding at August 5, 1995
- -------------------------                         ------------------------------
Common Shares, no par value                             151,651,544  shares
                                                      ---------------

                              SCOTT PAPER COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated statement of earnings for the three month and
               six month periods ended July 1, 1995 and June 25, 1994......................   3

              Consolidated balance sheet at July 1, 1995, December 31, 1994
               and June 25, 1994...........................................................   4

              Consolidated statement of changes in common shareholders'
               equity for the six month periods ended December 31, 1994 and
               July 1, 1995................................................................   5

              Consolidated statement of cash flows (condensed) for the
               six month periods ended July 1, 1995 and June 25, 1994......................   6

              Notes to Consolidated Financial Statements...................................   7

     Item 2.  Management's Discussion and Analysis.........................................   9


PART II.   OTHER INFORMATION...............................................................  13


     Item 1.  Legal Proceedings............................................................  13

     Item 6.  Exhibits and Reports on Form 8-K.............................................  13

     Signatures............................................................................  14

     Exhibit Index.........................................................................  15

                              SCOTT PAPER COMPANY
                              -------------------
                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                            Three Months Ended                Six Months Ended
                                        -----------------------------   ------------------------------
                                           July 1,       June 25,           July 1,       June 25,
                                           -------       --------           -------       --------
                                            1995           1994              1995           1994
                                            ----           ----              ----           ----

Sales                                     $1,057.5         $914.3          $2,060.8       $1,743.0
                                          --------         ------          --------       --------

Costs and expenses
  Product costs                              707.6          629.3           1,396.4        1,226.1
  Marketing and distribution                 131.0          129.9             251.0          247.5
  Research, administration and general        43.6           56.2              86.4          105.3
  Other                                      (42.6)             -             (50.0)           1.5
                                          --------         ------          --------       --------
                                             839.6          815.4           1,683.8        1,580.4
                                          --------         ------          --------       --------

Income from operations                       217.9           98.9             377.0          162.6
Interest expense                              23.6           31.0              48.0           60.4
Other income and (expense)                     2.2            1.7               9.0            2.3
                                          --------         ------          --------       --------

Income before taxes                          196.5           69.6             338.0          104.5
Taxes on income                               64.8           25.8             115.0           39.2
                                          --------         ------          --------       --------

Income before share of earnings of
  international equity affiliates            131.7           43.8             223.0           65.3

Share of earnings of
  international equity affiliates             13.8            6.5              19.4           13.5
                                          --------         ------          --------       --------

Income from continuing operations            145.5           50.3             242.4           78.8

Discontinued operation - printing and
  publishing papers:
Loss from operations, net of income tax          -          (10.1)                -          (13.4)
benefit                                   --------         ------          --------       --------

Net income                                $  145.5         $ 40.2          $  242.4       $   65.4
                                          ========         ======          ========       ========

Earnings per share:
  Income from continuing operations       $    .96         $  .34          $   1.60       $    .53

  Loss from discontinued operation               -           (.07)                -           (.09)
                                          --------         ------          --------       --------

  Net income                              $    .96         $  .27          $   1.60       $    .44
                                          ========         ======          ========       ========

Dividends per share                       $    .10         $  .10          $    .20       $    .20

Average shares outstanding                   151.4          148.8             151.4          148.5

The accompanying notes are an integral part of these financial statements

                              SCOTT PAPER COMPANY
                              -------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Millions)

                                              July 1, 1995           December 31, 1994        June 25, 1994
                                              ------------           -----------------        -------------
                                              (Unaudited)                                      (Unaudited)
Assets
- ------

Current assets
  Cash and cash equivalents                           $  210.3                  $1,114.0               $  101.7
  Receivables                                            732.5                     592.2                  569.4
  Inventories
    Finished products                     $   136.5                $   150.6               $   214.5
    Work in process                            74.0                     56.0                    70.8
    Raw materials and other                   205.4      415.9         195.3       401.9       216.5      501.8
                                          ---------                ---------               ---------

  Deferred income taxes                                  114.3                     146.6                  243.2
  Prepaid items and other                                 72.7                      53.8                   75.1
                                                      --------                  --------               --------

                                                       1,545.7                   2,308.5                1,491.2

Plant assets at cost                        4,711.1                  4,625.0                 7,447.2
  Accumulated depreciation                 (2,166.3)   2,544.8      (2,143.0)    2,482.0    (3,396.9)   4,050.3
                                          ---------                ---------               ---------

Timber resources                                          84.4                      84.2                  111.7
Investments in and advances
  to affiliates                                          168.8                     227.3                  307.3
Construction funds held by trustees                       53.2                      79.5                  108.2
Notes receivable                                         220.0                     220.0                  220.0
Goodwill and other assets                                224.9                     224.6                  275.6
                                                      --------                  --------               --------

     Total                                            $4,841.8                  $5,626.1               $6,564.3
                                                      ========                  ========               ========

Liabilities and Shareholders' Equity
- ----------------------------------------

Current liabilities
  Payable to suppliers and others                     $  755.0                  $  810.8               $  789.9
  Accruals for restructuring programs                     55.9                     108.6                  487.1
  Current maturities of long-term debt                    48.2                     764.8                  107.2
  Accrued taxes on income                                 94.9                     254.7                   37.8
                                                      --------                  --------               --------

                                                         954.0                   1,938.9                1,422.0

Long-term debt                                         1,210.3                   1,093.1                2,514.1
Deferred income taxes and
  other liabilities                                      746.1                     841.7                  985.9
                                                      --------                  --------               --------

                                                       2,910.4                   3,873.7                4,922.0

Preferred shares                                           7.1                       7.1                    7.1
Common shareholders' equity                            1,924.3                   1,745.3                1,635.2
                                                      --------                  --------               --------

     Total                                            $4,841.8                  $5,626.1               $6,564.3
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

                                                                                   Cumulative
                                      Reinvested       Common       Treasury       Translation
                                       Earnings        Shares        Shares        Adjustment        Total
                                      ----------       ------       --------       ----------        -----

 Balance at June 25, 1994              $1,393.6        $466.8        $(11.0)         $(214.2)       $1,635.2

 Net Income                               144.4                                                        144.4

 Dividends
   Common shares                          (29.9)                                                       (29.9)
   Preferred shares                         (.2)                                                         (.2)

 Shares issued for the
   exercise of stock options,
   stock awards, and
   restricted stock grants                               39.3           (.2)                            39.1

 Foreign currency
   translation adjustment                                                              (45.0)          (45.0)

 Minimum pension liability charge           1.7                                                          1.7

- ----------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1994           1,509.6         506.1         (11.2)          (259.2)        1,745.3

 Net income                               242.4                                                        242.4

 Dividends
   Common shares                          (30.2)                                                       (30.2)
   Preferred shares                         (.2)                                                         (.2)

 Shares issued for the
   exercise of stock options,
   stock awards, and
   restricted stock grants                               85.2           3.4                             88.6

 Purchase of shares by the Company                                   (127.5)                          (127.5)

 Foreign currency
   translation adjustment                                                                5.9             5.9

- ----------------------------------------------------------------------------------------------------------------

 Balance at July 1, 1995               $1,721.6        $591.3       $(135.3)         $(253.3)       $1,924.3
                                       ========        ======       =======          =======        ========

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

                                                                                       Six Months Ended
                                                                              ----------------------------------
                                                                                  July 1,           June 25,
                                                                                  -------           --------
                                                                                   1995               1994
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

Net income                                                                        $  242.4            $  65.4
Adjustments to reconcile net income to
  net cash (used for) provided by operating activities:
   Share of earnings of affiliates, net of distributions                             (21.6)             (10.7)
   Depreciation, cost of timber harvested and amortization                           109.9              152.8
   Deferred income taxes and other expenses                                           (2.5)              26.5
   (Gains) losses on asset sales                                                     (58.0)                .3
   Postretirement benefits, net (funding) cost                                       (70.0)               1.3
   Net changes in current assets and current liabilities,
     net of effects of businesses divested                                          (430.6)            (122.6)
                                                                                  --------            -------
Net cash (used for) provided by operating activities                                (230.4)             113.0
                                                                                  --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

Investments in plant assets, timber resources and other assets                      (140.3)            (185.9)
Advances to affiliates, net                                                           (1.8)               (.3)
Proceeds from asset sales                                                            167.8               14.0
Decrease (increase) in construction funds held by trustees                            26.3              (21.1)
Other investing                                                                      (11.9)               1.4
                                                                                  --------            -------
Net cash provided by (used for) investing activities                                  40.1             (191.9)
                                                                                  --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------

Dividends paid                                                                       (30.4)             (29.9)
Proceeds from issuance of long-term debt                                             183.3              449.8
Treasury stock purchases                                                            (127.5)                --
Repayments of long-term debt                                                        (746.2)            (387.1)
Proceeds from exercise of stock options                                               64.3               16.4
Net (decrease) in short-term borrowings                                              (44.5)              (1.1)
Other financing                                                                      (12.7)              (3.8)
                                                                                  --------            -------
Net cash (used for) provided by financing activities                                (713.7)              44.3
                                                                                  --------            -------

Effect of exchange rate changes on cash                                                 .3                2.7
                                                                                  --------            -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (903.7)             (31.9)

Cash and cash equivalents at beginning of period                                   1,114.0              133.6
                                                                                  --------            -------
Cash and cash equivalents at end of period                                        $  210.3            $ 101.7
                                                                                  ========            =======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------


1.  Statement of Information Furnished
    ----------------------------------

    The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of July 1, 1995, December 31, 1994 and June 25, 1994, and the earnings and cash flows for the six month periods ended July 1, 1995 and June 25, 1994.

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

2.  Supplemental Cash Flow Information
    ----------------------------------

    Cash payments for interest, net of amounts capitalized, were $59.5 million and $81.1 million during the first six months of 1995 and 1994, respectively. Cash payments for income taxes were $265.8 million (related primarily to 1994 asset sales) and $25.8 million during the first six months of 1995 and 1994, respectively.

3.  Restructuring and Productivity Improvement
    ------------------------------------------

    At year end 1994, the Company had accruals for restructuring programs of $108.6 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first six months of 1995, $52.7 million was charged to these reserves primarily for continued severance payments associated with the 1994 work force reductions.

4.  Stock Split
    -----------

    On April 18, 1995, the Board of Directors authorized a two-for-one stock split of common shares. The additional common shares were issued on May 12, 1995 to shareholders of record on April 28, 1995. Accordingly, earnings per share, cash dividends per share, and weighted average common shares outstanding for all periods presented have been restated to reflect the stock split.

5.  Subsequent Event
    ----------------

    On July 17, 1995, the Company and Kimberly-Clark Corporation announced the signing of a definitive merger agreement that will create a global consumer products company operating under the Kimberly-Clark name. Under the agreement, the Company will become a wholly-owned subsidiary of Kimberly-Clark and Scott shareholders will receive .765 of a share of Kimberly-Clark common stock for each Scott common share. The ratio is subject to an upward adjustment to .780 if the record date for Kimberly-Clark's previously announced spin-off of its Specialty Products business precedes the merger.

    The merger agreement has been unanimously approved by the boards of directors of both companies. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both companies.

    The Company will be required to pay Kimberly-Clark a fee of $100 million if the merger agreement is terminated as a result of:

    (a) the determination by the Company's Board of the existence of a financially superior takeover proposal (as defined in the merger agreement) from a third party for the Company, if the Company terminates the merger agreement and enters into a definitive agreement with such third party; or

    (b) the Company's Board not recommending the merger to its shareholders, or modifying or rescinding its prior recommendation of the merger to its shareholders after a competing takeover proposal is made for the Company; or

    (c) the failure of the Company's shareholders to approve and adopt the merger agreement following a competing takeover proposal for the Company or certain other events, if within seven months after the shareholders meeting the Company enters into, and thereafter consummates, an agreement with regard to such takeover proposal (as defined in the merger agreement), or within such seven month period a third party commences and thereafter consummates a tender offer for more than 20% of the Company's outstanding common shares.

    The company will also be required to pay Kimberly-Clark a fee of $50 million if the merger agreement is terminated by Kimberly-Clark following a breach by the Company of its non-solicitation covenant.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
- ------------------------

Second Quarter 1995 Compared with Second Quarter 1994
- -----------------------------------------------------

The Company's second quarter 1995 net income increased 262% to $145.5 million from $40.2 million for the same period in 1994. Reported earnings for the second quarter of 1994 included the results of the Company's former printing and publishing subsidiary, S.D. Warren, which was sold in December 1994 and is reflected as a discontinued operation. Earnings per share for the second quarter of 1995 increased 256% to $.96 from $.27 in 1994. Dollar sales in the second quarter of 1995 increased 16% to $1.06 billion.

Excluding net special items of $.16 per share, primarily from asset sales, second quarter earnings for 1995 of $.80 per share were 135% higher than the $.34 earned from continuing operations in the second quarter of 1994.

The quarter represented the Company's third consecutive all-time record quarterly earnings and reflected significant increases in sales, income from operations and margins from the company's core tissue business.

Income from operations for the consolidated global tissue business increased 76% compared to the same period last year. All regions reported increased sales and significantly higher earnings. The overall operating margin for the tissue business increased to a new record level of 18.2%, primarily due to higher selling prices, mix improvements and reduced manufacturing costs resulting from the 1994 restructuring as well as aggressive execution of strategic cost reductions. These positive factors more than offset higher pulp prices and other inflationary pressures. Additional price increases have been announced in selected markets, which, if successful, would help offset continuing increases in pulp prices.

Income from operations for the U.S. tissue business increased 67% from the same quarter in 1994, while sales revenue increased 13% on 3% higher unit volume. Earnings of the European tissue business increased by almost 125% from 1994. Sales revenue increased 21% compared with 1994, primarily due to higher selling prices.

During the quarter, volumes in the U.S. and Europe were somewhat constrained due to the Company's price increases noted above as well as the successful implementation of plans in these regions to rationalize nonstrategic brands and new product initiatives, which, in certain cases, required liquidation by customers of inventories of the products replaced. In future periods, volume will be dependent, in part, on the continued favorable market reaction to the Company's numerous product initiatives, which are being aggressively supported through media campaigns and other marketing programs.

In the combined Pacific and Latin American area, income from operations increased 34% over the 1994 level. Sales revenue increased by approximately 17%, with volume increasing 8% above the prior year level.

Scott's share of earnings from its equity affiliates was $13.8 million compared to $6.5 million in 1994. The Company's Mexican affiliate reported substantially higher earnings as price increases and cost reductions more than offset the impacts of a worsening economy. The 1995 results include a charge of $2.5 million for restructuring of Scott Paper Limited, the Company's Canadian affiliate.

In addition to the Canadian restructuring, the special items recorded in the second quarter of 1995 include gains on assets sales, offset by a provision for the cost of relocating the worldwide headquarters to Boca Raton, Florida. A net gain of $24.2 million, or $.16 per share, resulted from these actions.

Results of Operations
- ---------------------

Six Months 1995 Compared With Six Months 1994
- ---------------------------------------------

For the first six months of 1995, net income increased 271% to $242.4 million from $65.4 million of reported earnings for the same period in 1994. Earnings per share for the first six months of 1995 increased 264% to $1.60 compared to $.44 for the prior year period. Dollar sales for the first six months of 1995 increased 18.2% to $2.06 billion.

Excluding net special items of $.16 per share, primarily from asset sales, earnings for the first six months of 1995 of $1.44 were 172% higher than the $.53 earned from continuing operations for the first six months of 1994.

Income from operations for the consolidated global tissue business was up 96.2% in the first six months of 1995. All regions reported higher earnings, with higher selling prices and reduced manufacturing costs resulting from the 1994 restructuring more than offsetting higher pulp prices and other inflationary pressures.

Income from operations for the U.S. tissue business increased 92% in the first six months of 1995 versus the same period in 1994, due to higher selling prices and increased volumes as well as reduced manufacturing costs. Sales revenue was up 15% with volume increasing 5%.

Outside the U.S., income from operations for the European tissue business increased 135%. Sales revenue increased more than 20%, primarily due to higher selling prices. In the combined Pacific and Latin America area, income from operations increased approximately 44%. Sales revenue increased approximately 19%, with volumes increasing approximately 11%.

Scott's share of earnings from its equity affiliates also increased in the first six months of 1995 compared to the prior year, primarily due to higher selling prices and cost reductions. Results for 1995 included charges for the restructuring of the Company's Canadian affiliate and a charge related to the impact of the devaluation of the Mexican peso.

Financial Condition
- -------------------

Liquidity and Capital Resources
- -------------------------------

Cash used for operations during the first six months of 1995 was $230.4 million compared with cash provided by operations of $113.0 million in the first six months of 1994. The cash used by operations was due to higher net income being more than offset by increased postretirement benefits funding and higher working capital. The increase in working capital was due to a reduction in accrued taxes on income due to tax payments of approximately $200 million made related to the 1994 sales of S.D. Warren and other non-core assets as well as higher receivables balances due to increased sales and decreases in payables to suppliers and others. Accruals for restructuring programs also decreased primarily due to the continuation of severance payments related to the work force reductions made as part of the 1994 restructuring program.

Capital expenditures were $140.3 million during the first six months of 1995 compared with $185.9 million during the same period in 1994. During 1995 and 1996, capital spending is projected at $550-650 million on a variety of projects including continued spending on the tissue mill in Owensboro, Kentucky, the new converting facility in Arizona, and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally generated funds.

During the second quarter of 1995, the Company completed the sale of its 20 percent interest in a pulp mill and timberland acreage in Chile, its 50 percent interest in timberland and other property in southeastern Georgia, and certain mineral interests. During the first quarter of 1995, the Company also completed the sale of its foodservice businesses in the U.S. and U.K. and its remaining 1% interest in Scott Health Care.

As a result of the definitive merger agreement between Scott and Kimberly-Clark announced on July 17, 1995, the Company has suspended its efforts to sell its global pulp operations and timberlands. In addition, the letter of intent signed by the Company for the sale of the Chester, Pa. cogeneration facility has expired without an agreement to sell, and the Company has decided to terminate further discussions on the sale.

Total debt at July 1, 1995 was $1,258.5 million compared with $2,621.3 million at June 25, 1994 and $1,857.9 million at December 31, 1994. During the first six months of 1995, the Company's financing activities included the retirement of $746.2 million in debt, primarily related to the Company's debt retirement program. In addition, as part of the Company's share repurchase plan, which as previously announced has been discontinued, approximately 3 million shares were repurchased at a cost of $127.5 million.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at July 1, 1995.

The Company's debt to equity ratios at July 1, 1995, December 31, 1994 and June 25, 1994 are set forth below:

                    July 1, 1995        December 31, 1994        June 25, 1994
                    ------------        -----------------        -------------
Debt to equity           65%                    106%                   160%

July 1, 1995 Compared with June 25, 1994
- ----------------------------------------

Total assets of $4,841.8 million at July 1, 1995 decreased $1,722.5 million or 26% compared with total assets of $6,564.3 million at June 25, 1994. The decrease was primarily due to the 1994 sales of S.D. Warren and other non-core businesses.

Total liabilities of $2,910.4 million at July 1, 1995 decreased $2,011.6 million or 41% compared with total liabilities of $4,922.0 million at June 25, 1994.
The decrease was primarily due to the 1994 sales of S.D. Warren and other non-core assets, and the use of asset sale proceeds to reduce the Company's debt.

Common shareholders' equity at July 1, 1995 of $1,924.3 million increased $289.1 million compared with the June 25, 1994 balance of $1,635.2 million due primarily to net income, foreign currency translation adjustments and the issuance of shares related to the exercise of stock options, which were partially offset by the share repurchase program and dividends paid.

July 1, 1995 Compared with December 31, 1994
- --------------------------------------------

Total assets at July 1, 1995 of $4,841.8 million decreased $784.3 million or 14% compared with total assets of $5,626.1 million at December 31, 1994. This was primarily due to the use of cash and cash equivalents to retire debt and income tax payments made related to the 1994 sale of S.D. Warren and other non-core assets, more than offsetting increases in accounts receivable due to higher sales and increases in net plant assets due to capital spending.

Total liabilities of $2,910.4 million at July 1, 1995 decreased $963.3 million or 24.9% compared with total liabilities of $3,873.7 million at December 31, 1994. The decrease was primarily due to significantly lower debt levels and reductions in balances of accrued taxes on income due to tax payments.

Common shareholders' equity at July 1, 1995 of $1,924.3 million was $179.0 million higher than the balance at December 31, 1994 of $1,745.3 million due primarily to net income, foreign currency translation adjustments and the issuance of shares related to the exercise of stock options, which were partially offset by the Company's previously announced share repurchase program and dividends.

Subsequent Event
- ----------------

On July 17, 1995, the Company and Kimberly-Clark Corporation announced the signing of a definitive merger agreement. Under the agreement, Scott shareholders will receive .765 of a share of Kimberly-Clark common stock for each Scott common share. The ratio is subject to an upward adjustment of .015 shares, if the record date for Kimberly-Clark's previously announced spin-off of its Specialty Products business precedes the merger. See further discussion of the merger agreement at Note 5 of the Consolidated Financial Statements.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         In Item 3 of the Company's Form 10-K for 1994, it was stated that the federal actions relating to breast implants had been consolidated in the Northern District of Alabama for pretrial purposes. As reported in Item 1 of the Company's Form 10-Q for the first quarter of 1995, on April 25, 1995, the Court granted the Company's motion for summary judgment and dismissed with prejudice all claims pending against the Company and the purchaser of the Company's former Foam Division. The plaintiffs have appealed this decision. The Company continues to believe its defenses to these claims are meritorious and that the final results of these claims, while they cannot be predicted with certainty, will not have a material adverse effect on the Company's financial condition.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits:

Number         Description
- ------         -----------
10(a)          Scott Paper Company Non-Employee Directors' Compensation Plan


(b)            Reports on Form 8-K:

               Form 8-K dated April 19, 1995, reporting under Item 5 a two-for-one split of the Company's common shares.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   Scott Paper Company
                                         ---------------------------------------
                                                        (Registrant)



DATE:   August 11, 1995                  /s/ Edward B. Betz
      -------------------                ---------------------------------------
                                          Edward B. Betz
                                          Vice President & Controller

                                          (Authorized Signer and
                                          Chief Accounting Officer)

                                 EXHIBIT INDEX

Number                            Description
- ------                            -----------
10(a)     Scott Paper Company Non-Employee Directors' Compensation Plan,
          incorporated by reference to Exhibit A the Company's Proxy Statement dated March 10, 1995.