Form 10-Q
period 1995-09-30
SCOTT PAPER CO
filed 1995-11-13
CIK 87949

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
of 1934 for the Quarterly Period Ended   September 30, 1995
                                       -----------------------------------------


Commission File No.                 1-2300
                    ------------------------------------------------------------


                              Scott Paper Company
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


   Pennsylvania                                                23-1065080
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


Scott Center, 2650 N. Military Trail, Suite 300, Boca Raton, Florida    33431
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (407) 989-2300
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


                                    None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X        No
                                                -----          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                              Outstanding at November 3, 1995
---------------------------                 --------------------------------
Common Shares, no par value                          152,189,647   shares
                                                   ---------------

                              SCOTT PAPER COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION


     Item 1.  Financial Statements:

              Consolidated statement of earnings for the three
               month and nine month periods ended September 30,
               1995 and September 24, 1994.........................  3

              Consolidated balance sheet at September 30, 1995,
               December 31, 1994 and September 24, 1994............  4

              Consolidated statement of changes in common
               shareholders' equity for the three month period
               ended December 31, 1994 and the nine month period
               ended September 30, 1995............................  5

              Consolidated statement of cash flows (condensed)
               for the nine month periods ended September 30, 1995
               and September 24, 1994..............................  6

              Notes to Consolidated Financial Statements...........  7

     Item 2.  Management's Discussion and Analysis.................  9


PART II.   OTHER INFORMATION....................................... 13

     Item 1.  Legal Proceedings...................................  13

     Item 6.  Exhibits and Reports on Form 8-K....................  13

     Signatures...................................................  15

     Exhibit Index................................................  16


                              SCOTT PAPER COMPANY
                              -------------------
                      CONSOLIDATED STATEMENT OF EARNINGS
                      ----------------------------------
                    (Millions, Except on a Per Share Basis)
                                  (UNAUDITED)

                                           Three Months Ended                   Nine Months Ended
                                     ---------------------------------   --------------------------------
                                       September 30,    September 24,     September 30,    September 24,
                                       -------------    -------------     -------------    -------------
                                           1995             1994              1995              1994
                                           ----             ----              ----              ----
Sales                                    $1,093.4          $877.2           $3,154.2         $2,620.2
                                         --------          ------           --------         --------
Costs and expenses
  Product costs                             724.0           609.2            2,120.4          1,835.3
  Marketing and distribution                123.2           114.5              374.2            362.0
  Research, administration and general       38.6            47.1              125.0            152.4
  Other                                     (16.9)           (0.9)             (66.9)             0.6
                                         --------          ------           --------         --------
                                            868.9           769.9            2,552.7          2,350.3
                                         ========          ======           ========         ========

Income from operations                      224.5           107.3              601.5            269.9
Interest expense                             23.0            31.9               71.0             92.3
Other income and (expense)                    2.3             1.8               11.3              4.1
                                         --------          ------           --------         --------

Income before taxes                         203.8            77.2              541.8            181.7
Taxes on income                              61.1            29.0              176.1             68.2
                                         --------          ------           --------         --------

Income before share of earnings of
  international equity affiliates           142.7            48.2              365.7            113.5
Share of earnings of
  international equity affiliates            12.7             6.3               32.1             19.8
                                         --------          ------           --------         --------

Income from continuing operations           155.4            54.5              397.8            133.3

Discontinued operation - printing and
  publishing papers:
Income (loss) from operations, net of
 income tax benefit                            --             6.1                 --             (7.3)
                                         --------          ------           --------         --------

Net income                               $  155.4          $ 60.6           $  397.8         $  126.0
                                         ========          ======           ========         ========

Earnings per share:
  Income from continuing operations         $1.02           $ .37              $2.62            $ .90

  Earnings (loss) from discontinued            --             .04                 --             (.05)
   operation                                -----           -----              -----            -----

  Net income                                $1.02           $ .41              $2.62            $ .85
                                            =====           =====              =====            =====

Dividends per share                         $ .10           $ .10              $ .30            $ .30

Average shares outstanding                  151.8           149.6              151.5            148.9

The accompanying notes are an integral part of these financial statements

                              SCOTT PAPER COMPANY
                              -------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                                  (Millions)

                                           September 30, 1995     December 31, 1994     September 24, 1994
                                          --------------------  ---------------------  --------------------
                                              (Unaudited)                                  (Unaudited)
Assets
------

Current assets
  Cash and cash equivalents                           $  196.4               $1,114.0              $  106.1
  Receivables                                            779.6                  592.2                 602.1
  Inventories
    Finished products                     $   142.9             $   150.6              $   189.5
    Work in process                            75.8                  56.0                   86.0
    Raw materials and other                   236.3      455.0      195.3       401.9      222.9      498.4
                                          ---------             ---------              ---------

  Deferred income taxes                                  108.7                  146.6                 223.2
  Prepaid items and other                                 79.2                   53.8                  68.9
                                                      --------               --------              --------

                                                       1,618.9                2,308.5               1,498.7

Plant assets at cost                        4,668.6               4,625.0                7,592.4
  Accumulated depreciation                 (2,142.9)   2,525.7   (2,143.0)    2,482.0   (3,477.5)   4,114.9
                                          ---------             ---------              ---------

Timber resources                                          84.6                   84.2                 112.8
Investments in and advances
 to affiliates                                           179.0                  227.3                 310.4
Construction funds held by trustees                       53.8                   79.5                  91.4
Notes receivable                                         220.0                  220.0                 220.0
Goodwill and other assets                                221.4                  224.6                 247.8
                                                      --------               --------              --------

  Total                                               $4,903.4               $5,626.1              $6,596.0
                                                      ========               ========              ========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities
  Payable to suppliers and others                     $  745.2               $  810.8              $  779.5
  Accruals for restructuring programs                     35.4                  108.6                 418.2
  Current maturities of long-term debt                    38.6                  764.8                 108.1
  Accrued taxes on income                                 86.4                  254.7                  51.6
                                                      --------               --------              --------

                                                         905.6                1,938.9               1,357.4

Long-term debt                                         1,190.9                1,093.1               2,518.1
Deferred income taxes and
  other liabilities                                      747.4                  841.7               1,004.6
                                                      --------               --------              --------

                                                       2,843.9                3,873.7               4,880.1

Preferred shares                                           7.1                    7.1                   7.1
Common shareholders' equity                            2,052.4                1,745.3               1,708.8
                                                      --------               --------              --------

     Total                                            $4,903.4               $5,626.1              $6,596.0
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


                                                                           Cumulative
                                     Reinvested     Common    Treasury     Translation
                                      Earnings      Shares     Shares       Adjustment       Total
                                     -----------    ------    ---------    ------------    ---------

Balance at September 24, 1994         $1,439.2      $482.6      $ (11.0)     $(202.0)       $1,708.8

Net Income                                83.8                                                  83.8

Dividends
  Common shares                          (15.0)                                                (15.0)
  Preferred shares                         (.1)                                                  (.1)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                             23.5          (.2)                        23.3

Foreign currency
  translation adjustment                                                       (57.2)          (57.2)

Minimum pension liability charge           1.7                                                   1.7

---------------------------------------------------------------------------------------------------------

Balance at December 31, 1994           1,509.6       506.1        (11.2)      (259.2)        1,745.3

Net income                               397.8                                                 397.8

Dividends
  Common shares                          (45.5)                                                (45.5)
  Preferred shares                         (.2)                                                  (.2)

Shares issued for the
  exercise of stock options,
  stock awards, and
  restricted stock grants                             95.6          0.5                         96.1

Purchase of shares by the Company                                (127.5)                      (127.5)

Foreign currency
  translation adjustment                                                       (13.6)          (13.6)
---------------------------------------------------------------------------------------------------------

Balance at September 30, 1995         $1,861.7      $601.7      $(138.2)     $(272.8)       $2,052.4
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

                                                Nine Months Ended
                                        ---------------------------------
                                          September 30,   September 24,
                                          --------------  -------------
                                               1995            1994
                                          --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

Net income                                    $  397.8          $ 126.0
Adjustments to reconcile net income to
  net cash (used for) provided by
  operating activities:
  Share of earnings of affiliates, net
    of distributions                             (33.0)           (15.0)
  Depreciation, cost of timber
    harvested and amortization                   163.4            230.7
  Deferred income taxes and other expenses        28.2             41.3
  (Gains) on asset sales                         (72.3)             (.3)
  Postretirement benefits, net (funds)           (85.7)            (9.9)
  Net changes in current assets and
    current liabilities, net of
     effects of businesses divested             (517.5)          (170.2)
                                              --------          -------
Net cash (used for) provided by
  operating activities                          (119.1)           202.6
                                              --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Investments in plant assets, timber
  resources and other assets                    (226.0)          (276.1)
Advances to affiliates, net                       (2.1)            (1.8)
Proceeds from asset sales                        171.7             14.0
Decrease (increase) in construction
  funds held by trustees                          25.7             (4.3)
Other investing                                  (10.5)            (1.1)
                                              --------          -------
Net cash (used for) investing activities         (41.2)          (269.3)
                                              --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Dividends paid                                   (45.7)           (44.9)
Proceeds from issuance of long-term debt         235.3            537.7
Treasury stock purchases                        (127.5)              --
Repayments of long-term debt                    (816.3)          (466.8)
Proceeds from exercise of stock options           74.4             32.2
Net (decrease) in short-term borrowings          (53.6)           (10.6)
Other financing                                  (21.9)           (11.7)
                                              --------          -------
Net cash (used for) provided by
  financing activities                          (755.3)            35.9
                                              --------          -------

Effect of exchange rate changes on cash           (2.0)             3.3
                                              --------          -------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                   (917.6)           (27.5)

Cash and cash equivalents at beginning
 of period                                     1,114.0            133.6
                                              --------          -------

Cash and cash equivalents at end of           $  196.4          $ 106.1
 period                                       ========          =======


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


1.  Statement of Information Furnished
    ----------------------------------

    The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management these consolidated financial statements give effect to all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Scott Paper Company and its subsidiaries as of September 30, 1995, December 31, 1994 and September 24, 1994, and the earnings and cash flows for the nine month periods ended September 30, 1995 and September 24, 1994.

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

2.  Supplemental Cash Flow Information
    ----------------------------------

    Cash payments for interest, net of amounts capitalized, were $76.4 million and $129.2 million during the first nine months of 1995 and 1994, respectively. Cash payments for income taxes were $305.3 million (including approximately $200 million related to 1994 asset sales) and $30.6 million during the first nine months of 1995 and 1994, respectively.

3.  Restructuring and Productivity Improvement
    ------------------------------------------

    At year end 1994, the Company had accruals for restructuring programs of $108.6 million recorded in its balance sheet including the 1993 charges for restructuring and productivity improvement programs. During the first nine months of 1995, $73.2 million was charged to these reserves primarily for continued severance payments associated with the 1994 work force reductions.

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

5.  Proposed Merger with Kimberly-Clark Corporation
    -----------------------------------------------

    On July 17, 1995, the Company and Kimberly-Clark Corporation announced the signing of a definitive merger agreement that will create a global consumer products company operating under the Kimberly-Clark name. Under the merger agreement, the Company will become a wholly-owned subsidiary of Kimberly-Clark and Scott shareholders will receive .78 of a share of Kimberly-Clark common stock for each Scott common share. Although the merger agreement provides for a conversion number of .765 if the record date for Kimberly-Clark's spinoff of its specialty products business occurs after the effective time of the merger, the Kimberly-Clark Board of Directors has fixed such record date at the close of business on November 13, 1995. Accordingly, the conversion number is expected to be .78.

    The merger agreement has been unanimously approved by the boards of directors of both companies. The merger is expected to be completed in late 1995 and is subject to certain conditions, including regulatory clearances and approval by the shareholders of both companies.

6.  Subsequent Event - Redemption of Preferred Shares
    -------------------------------------------------

    On October 2, 1995, the Company redeemed all of its outstanding cumulative senior preferred shares, $3.40 series and $4.00 series, at a price of 103.5% of par and 102.5% of par, respectively, plus accumulated and unpaid dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations -
-----------------------

Third Quarter 1995 Compared with Third Quarter 1994
---------------------------------------------------

The Company's third quarter 1995 net income increased 157% to $155.4 million from $60.6 million for the same period in 1994. Reported earnings for the third quarter of 1994 included the results of the Company's former printing and publishing subsidiary, S.D. Warren, which was sold in December 1994 and is reflected as a discontinued operation. Earnings per share for the third quarter of 1995 increased 149% to $1.02 from $.41 in 1994. Dollar sales in the third quarter of 1995 increased 25% to $1.1 billion.

Excluding net special items of $.07 per share, primarily from asset sales, third quarter earnings for 1995 of $.95 per share were 157% higher than the $.37 earned from continuing operations in the third quarter of 1994.

The quarter represented the Company's fourth consecutive all-time record quarterly earnings and reflected significant increases in sales, income from operations and margins from the company's core tissue business.

Income from operations for the consolidated global tissue business increased 84% compared to the same period last year. All regions reported increased sales revenue and significantly higher earnings. The overall operating margin for the tissue business increased to a new record level of 20.4%, primarily due to higher selling prices, mix improvements and reduced manufacturing costs resulting from the 1994 restructuring. These positive factors more than offset higher pulp prices and other inflationary pressures. Additional price increases have been announced in selected markets, which, if successful, would help offset increased pulp prices.

Income from operations for the U.S. tissue business increased approximately 50% from the same quarter in 1994, while sales revenue increased 24%. Earnings of the European tissue business were nearly triple the 1994 level. Sales revenue increased 27% compared with 1994, primarily due to higher selling prices.

During the quarter, volumes (as measured in tons) in the U.S. and Europe were somewhat constrained due to the Company's price increases noted above, the rationalization of nonstrategic brands, new product initiatives and product structure changes. In future periods, volume will be dependent, in part, on the continued favorable market reaction to the Company's numerous product initiatives as well as a timely closure of the proposed merger with Kimberly-Clark.

In the combined Pacific and Latin American area, income from operations increased more than 50% over the 1994 level, with sales revenue increasing by approximately 20%.

Scott's share of earnings of its equity affiliates was $12.7 million compared with $6.3 million in 1994. The Company's Mexican affiliate reported substantially higher earnings as price increases and cost reductions more than offset the impacts of a worsening economy and the continuing devaluation of the peso. The earnings for the Company's Canadian affiliate were also higher as improved product prices and the initial effects of its restructuring program more than offset higher pulp prices and other inflationary pressures.

The special items recorded in the third quarter of 1995, including the gains on the sales of the Company's former headquarters complex in Philadelphia, Pennsylvania and other miscellaneous assets, resulted in a net gain of $10.9 million, or $.07 per share.

Results of Operations
---------------------

Nine Months 1995 Compared With Nine Months 1994
-----------------------------------------------

For the first nine months of 1995, net income increased 216% to $397.8 million from $126.0 million of reported earnings for the same period in 1994. Earnings per share for the first nine months of 1995 increased 208% to $2.62 compared to $.85 for the prior year period. Dollar sales for the first nine months of 1995 increased approximately 20% to $3.2 billion.

Excluding net special items of $.23 per share, primarily from asset sales, earnings for the first nine months of 1995 of $2.39 were 166% higher than the $.90 earned from continuing operations for the first nine months of 1994.

Income from operations for the consolidated global tissue business was up more than 90% in the first nine months of 1995. All regions reported higher earnings, with higher selling prices and reduced manufacturing costs resulting from the 1994 restructuring more than offsetting higher pulp prices and other inflationary pressures.

Income from operations for the U.S. tissue business increased 75% in the first nine months of 1995 versus the same period in 1994, due to higher selling prices and increased volumes as well as reduced manufacturing costs. Sales revenue was up 19% with volume increasing approximately 3%.

Outside the U.S., income from operations for the European tissue business increased 159%. Sales revenue increased more than 24%, primarily due to higher selling prices. In the combined Pacific and Latin America area, income from operations increased approximately 47%. Sales revenue increased approximately 19%, with volumes increasing approximately 9%.

Scott's share of earnings from its equity affiliates increased more than 60% in the first nine months of 1995 from $19.8 million in the prior year to $32.1 million, primarily due to higher selling prices and cost reductions. Results for 1995 included charges for the restructuring of the Company's Canadian affiliate and a charge related to the impact of the devaluation of the Mexican peso.

Financial Condition
-------------------

Liquidity and Capital Resources
-------------------------------

Cash used for operations during the first nine months of 1995 was $119.1 million compared with cash provided by operations of $202.6 million in the first nine months of 1994. The cash used by operations was due to higher net income being more than offset by increased postretirement benefits funding and higher working capital. The increase in working capital was due to a reduction in accrued taxes on income due to tax payments of approximately $200 million related to the 1994 sale of S.D. Warren and other non-core assets as well as higher receivables balances due to increased sales and decreases in payables to suppliers and others. Accruals for restructuring programs also decreased primarily due to the continuation of severance payments related to the work force reductions made as part of the 1994 restructuring program.

Capital expenditures were $226.0 million during the first nine months of 1995 compared with $276.1 million during the same period in 1994. During 1995 and 1996, capital spending is projected at $550-650 million on a variety of projects including continued spending on the tissue mill in Owensboro, Kentucky, the new converting facility in Arizona, and other projects designed to sustain existing operations and reduce costs. The Company expects to finance this spending primarily from internally generated funds.

In the third quarter of 1995, the Company's former headquarters complex in Philadelphia, Pennsylvania was sold, along with various other assets. During the second quarter of 1995, the Company completed the sale of its 20 percent interest in a pulp mill and timberland acreage in Chile, its 50 percent interest in timberland and other property in southeastern Georgia, and certain mineral interests. During the first quarter of 1995, the Company's foodservice businesses in the U.S. and U.K. and its remaining 1% interest in Scott Health Care were also sold.

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

Total debt at September 30, 1995 was $1,229.5 million compared with $2,626.2 million at September 24, 1994 and $1,857.9 million at December 31, 1994. During the first nine months of 1995, the Company's financing activities included the retirement of $816.3 million in debt, primarily related to the Company's debt retirement program. In addition, as part of the Company's share repurchase plan, prior to its discontinuance, approximately 3 million shares were repurchased at a cost of $127.5 million.

To maintain financing flexibility, the Company maintains two long-term revolving credit agreements totaling $775 million, all unused at September 30, 1995.

The Company's debt to equity ratios at September 30, 1995, December 31, 1994 and September 24, 1994 are set forth below:

                  September 30, 1995   December 31, 1994   September 24, 1994
                  -------------------  ------------------  -------------------
Debt to equity            60%                 106%                153%

September 30, 1995 Compared with September 24, 1994
---------------------------------------------------

Total assets of $4,903.4 million at September 30, 1995 decreased $1,692.6 million or 26% compared with total assets of $6,596.0 million at September 24, 1994. The decrease was primarily due to the 1994 sale of S.D. Warren and other non-core businesses.

Total liabilities of $2,843.9 million at September 30, 1995 decreased $2,036.2 million or 42% compared with total liabilities of $4,880.1 million at September 24, 1994. The decrease was primarily due to the 1994 sales of S.D. Warren and other non-core assets, and the use of asset sale proceeds to reduce the Company's debt.

Common shareholders' equity at September 30, 1995 of $2,052.4 million increased $343.6 million compared with the September 24, 1994 balance of $1,708.8 million due primarily to net income and the issuance of shares related to the exercise of stock options, which were partially offset by the share repurchase program, foreign currency translation adjustments and dividends paid.

September 30, 1995 Compared with December 31, 1994
--------------------------------------------------

Total assets at September 30, 1995 of $4,903.4 million decreased $722.7 million or 13% compared with total assets of $5,626.1 million at December 31, 1994. This was primarily due to the use of cash and cash equivalents to retire debt and income tax payments made related to the 1994 sale of S.D. Warren and other non-core assets, more than offsetting increases in accounts receivable due to higher sales and increases in net plant assets due to capital spending.

Total liabilities of $2,843.9 million at September 30, 1995 decreased $1,029.8 million or 27% compared with total liabilities of $3,873.7 million at December 31, 1994. The decrease was primarily due to significantly lower debt levels and reductions in balances of accrued taxes on income due to tax payments.

Common shareholders' equity at September 30, 1995 of $2,052.4 million was $307.1 million higher than the balance at December 31, 1994 of $1,745.3 million due primarily to net income and the issuance of shares related to the exercise of stock options, which were partially offset by the Company's previously announced share repurchase program, foreign currency translation adjustments and dividends paid.

Proposed Merger with Kimberly-Clark
-----------------------------------

On July 17, 1995, the Company and Kimberly-Clark Corporation announced the signing of a definitive merger agreement. Under the merger agreement, the Company will become a wholly-owned subsidiary of Kimberly-Clark and Scott shareholders will receive .78 of a share of Kimberly-Clark common stock for each Scott common share. Although the merger agreement provides for a conversion number of .765 if the record date for Kimberly-Clark's spinoff of its specialty products business occurs after the effective time of the merger, the Kimberly-Clark Board of Directors has fixed such record date at the close of business on November 13, 1995. Accordingly, the conversion number is expected to be .78.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

     The Company, Kimberly-Clark Corporation ("Kimberly-Clark") and Rifle Merger Co., a wholly-owned subsidiary of Kimberly-Clark ("Sub") entered into an Agreement and Plan of Merger dated as of July 16, 1995 (the "Merger Agreement") which provides for the merger (the "Merger") of Sub with and into Scott, with Scott surviving as a wholly-owned subsidiary of Kimberly-Clark.

     On July 17, 1995, a complaint was filed by Harry Lewis and Albert Ominsky, Trustee (the "Lewis Complaint") on behalf of a putative class of the public shareholders of Scott in the Court of Common Pleas, Philadelphia County, Pennsylvania (Case No. 95-07-SD-0079) against Scott, the members of the Board of Directors of Scott (the "Scott Board") and Kimberly-Clark. The Lewis Complaint alleges, among other things, that the terms of the Merger are fundamentally unfair to Scott shareholders, the members of the Scott Board acted in disregard of their fiduciary duties to Scott shareholders in agreeing to the Merger and Kimberly-Clark aided and abetted in such alleged breach. The Lewis Complaint seeks, among other things, to have the Merger enjoined and to recover unspecified damages.

     On July 17, 1995, a complaint was filed by Edith Citron and Lynn Robbins (the "Citron Complaint") on behalf of a putative class of the public shareholders of Scott in the Court of Common Pleas, Philadelphia County, Pennsylvania (Case No. 95-07-SD-0080) against Scott, the members of the Scott Board and Kimberly-Clark. The Citron Complaint alleges, among other things, that the terms of the Merger are fundamentally unfair to Scott shareholders, the members of the Scott Board failed to properly inform themselves of Scott's highest transactional value prior to agreeing to the Merger and in so doing breached their duties of due care and loyalty to the Scott shareholders and Kimberly-Clark aided and abetted such alleged breaches. The Citron Complaint seeks, among other things, to enjoin the Merger and to recover unspecified damages.

     On October 13, 1995, the proceedings under the Lewis and Citron Complaints were dismissed without prejudice.

     On July 18, 1995, a complaint was filed by Dores I. Fish and Debra Smilow (the "Fish Complaint") on behalf of a putative class of the public shareholders of Scott in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida (Case No. CL 95-5691 AD) against Scott, certain former and present members of the Scott Board and certain officers of Scott. The Fish Complaint alleges, among other things, that the members of the Scott Board acted in disregard of their fiduciary duties to Scott shareholders in agreeing to the Merger. The Fish Complaint seeks, among other things, to enjoin the Merger and to cover unspecified damages.

     On July 21, 1995, a complaint was filed by Louis Agnes (the "Agnes Complaint") on behalf of a putative class of the public shareholders of Scott and derivatively on behalf of Scott in the Circuit Court for the Fifteenth Judicial Circuit, Palm Beach County, Florida (Case No. CL 95-5757 AH) against Scott, the members of the Scott Board and Kimberly-Clark. The Agnes Complaint alleges, among other things, that the terms of the Merger are fundamentally unfair to Scott shareholders, the members of the Scott Board acted in disregard of their fiduciary duties to Scott shareholders in agreeing to the Merger and Kimberly-Clark aided and abetted such alleged breach. The Agnes Complaint seeks, among other things, to enjoin the Merger and to recover unspecified damages.

     Scott believes that the claims asserted in the Fish and Agnes Complaint are without merit and intends to vigorously defend against such actions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits:

Number  Description
------  -----------
 10.1   Termination Letter dated July 16, 1995 between the Company and
        Albert J. Dunlap
 10.2   Mutual Release Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark Corporation ("Kimberly-Clark") and Albert J. Dunlap
 10.3   Rescission Agreement dated July 16, 1995 between the Company and
        Albert J. Dunlap
 10.4   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
 10.5   Consulting Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
 10.6   Noncompetition Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
 10.7   Termination Letter dated July 16, 1995 between the Company and
        John P. Murtagh
 10.8   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and John P. Murtagh
 10.9   Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and John P. Murtagh
 10.10  Termination Letter dated July 16, 1995 between the Company and
        Basil L. Anderson
 10.11  Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Basil L. Anderson
 10.12  Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Basil L. Anderson
 10.13  Restricted Stock Exchange Agreement dated July 16, 1995 among the
        Company, Kimberly-Clark and Basil L. Anderson
 10.14  Termination Letter dated July 16, 1995 between the Company and
        Russell A. Kersh
 10.15  Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Russell A. Kersh
 10.16  Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Russell A. Kersh
 10.17  Termination Letter dated July 16, 1995 between the Company and
        Richard R. Nicolosi
 10.18  Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Richard R. Nicolosi
 10.19  Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Richard R. Nicolosi
 10.20  Termination Letter dated July 16, 1995 between the Company and
        P. Newton White
 10.21  Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and P. Newton White
 10.22  Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and P. Newton White
 10.23  Restricted Stock Exchange Agreement dated July 16, 1995 among the
        Company, Kimberly-Clark and P. Newton White
 10.24  Form of General Release dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh,
        Richard R. Nicolosi and P. Newton White
 10.25  Form of Rescission Agreement dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh,
        Richard R. Nicolosi and P. Newton White
 10.26  Form of Noncompetition Agreement dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh,
        Richard R. Nicolosi and P. Newton White

(b)  Reports on Form 8-K:

1. Form 8-K dated July 16, 1995, reporting under Item 5 the execution of a Merger Agreement between the Company and Kimberly-Clark Corporation.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Scott Paper Company
                                              ----------------------------------
                                                          (Registrant)




DATE:    November 13, 1995                    /s/ Edward B. Betz
       ---------------------                  ----------------------------------
                                              Edward B. Betz
                                              Vice President & Controller

                                              (Authorized Signer and
                                              Chief Accounting Officer)

                                 EXHIBIT INDEX


Number  Description
------  -----------

10.1    Termination Letter dated July 16, 1995 between the Company and Albert J.
        Dunlap
10.2    Mutual Release Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark Corporation ("Kimberly-Clark") and Albert J. Dunlap
10.3    Rescission Agreement dated July 16, 1995 between the Company and
        Albert J. Dunlap
10.4    Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
10.5    Consulting Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
10.6    Noncompetition Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Albert J. Dunlap
10.7    Termination Letter dated July 16, 1995 between the Company and
        John P. Murtagh
10.8    Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and John P. Murtagh
10.9    Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and John P. Murtagh
10.10   Termination Letter dated July 16, 1995 between the Company and
        Basil L. Anderson
10.11   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Basil L. Anderson
10.12   Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Basil L. Anderson
10.13   Restricted Stock Exchange Agreement dated July 16, 1995 among the
        Company, Kimberly-Clark and Basil L. Anderson
10.14   Termination Letter dated July 16, 1995 between the Company and
        Russell A. Kersh
10.15   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Russell A. Kersh
10.16   Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Russell A. Kersh
10.17   Termination Letter dated July 16, 1995 between the Company and
        Richard R. Nicolosi
10.18   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and Richard R. Nicolosi
10.19   Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and Richard R. Nicolosi
10.20   Termination Letter dated July 16, 1995 between the Company and
        P. Newton White
10.21   Stock Option Exchange Agreement dated July 16, 1995 among the Company,
        Kimberly-Clark and P. Newton White
10.22   Severance Agreement and Release dated July 16, 1995 among the Company,
        Kimberly-Clark and P. Newton White
10.23   Restricted Stock Exchange Agreement dated July 16, 1995 among the
        Company, Kimberly-Clark and P. Newton White
10.24 Form of General Release dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh, Richard R.
        Richard R. Nicolosi and P. Newton White
10.25 Form of Rescission Agreement dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh, Richard R.
        Nicolosi and P. Newton White
10.26 Form of Noncompetition Agreement dated July 16, 1995 between the Company and each of John P. Murtagh, Basil L. Anderson, Russell A. Kersh, Richard
        R. Nicolosi and P. Newton White
